Form 10-Q
period 1995-11-30
ALLURE COSMETICS LTD
filed 2001-12-14
CIK 789932

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: November 30, 1995

Commission File Number: 33-3424 NY

     	           ALLURE COSMETICS, LTD.
(Exact name of registrant as specified in its charter)

           Delaware			               22-2473081
(State or other jurisdiction			(I.R.S. Employer
of incorporation or organization)		Identification No.)

   31-51 Steinway Street, L.I.C. New York	     11103
(Address of principal executive Offices)	   (Zip Code)

Registrant's telephone number,
including area code          (718) 545-0507

                            None
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days.

Yes   X	 					No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

Common tock, $.001 Par Value 13,775,000 shares as of
November 30, 1995.


INDEX
ALLURE COSMETICS, LTD.


PART I	FINANCIAL INFORMATION

Item 1.	Financial Statement (Unaudited)

Balance Sheets-August 31, 1995 and November 30, 1995.

Statements of Changes In Financial Position-Three months ended November 30, 1994 and 1995.

Statements of Income-Three months ended November
30,1994 and 1995.

	Notes To Financial Statements-November 30, 1995.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of operations.

Item 3.	Quantitative and Qualitative Disclosures About
      	Market Risk.

		None.

Part II 	OTHER INFORMATION

Item 1. 	Legal Proceedings.


Item 2. 	Changes in Securities and Use of Proceeds.


Item 3.	Defaults Upon Senior Securities.


Item 4.	Submission of Matters to a Vote of Security
Holders.

Item 5. 	Other Information


Item 6. 	Exhibits and Reports on Form 8-K (? 249.308 of
this chapter).


PART I


FINANCIAL INFORMATION





Item 1. Financial Statements.





































  ALLURE COSMETICS, LTD.
COMPARATIVE BALANCE SHEETS
        ASSETS


					At                  At
				    August 31,1995    November 30, 1995
		                (UNAUDITED)        (UNAUDITED)

CURRENT ASSETS:
      CASH                      $   14               $   14

      TOTAL CURRENT ASSETS	      14		            14

PROPERTY PLANT AND EQUIPMENT:
   AUTOMOTIVE EQUIPTMENT		  29,446		        29,446
                                29,446      		   29,446
   LESS ALLOWANCE FOR
   DEPRECIATION          	  27,446	     	   27,446
   NET PROPERTY PLANT AND
   EQUIPTMENT		             2,000		         2,000

OTHER ASSETS:
   INVESTMENT-GATTINI CORP.        700		           700
     TOTAL OTHER ASSETS		     700	     	      700
					        2,714	              2,714
						  ======		        ======

See notes to financial statements.
The balance sheet at August 31, 1995 has been derived from the unaudited financial statements at that date.
















     ALLURE COSMETICS, LTD.
   COMPARATIVE BALANCE SHEET
LIABILITIES AND STOCKHOLDERS' EQUITY


					        AT		        AT
				       AUGUST 31,1995  NOVEMBER 30,1995
				         (UNAUDITED)      (UNAUDITED)

CURRENT LIABILITIES
   ACCOUNTS PAYABLE		        $ 63,377         $ 67,427
   ACCRUED LIABILITIES	          16,450           16,450
TAXES OTHER THAN INCOME TAX	     21,622           21,622

	TOTAL CURRENT LIABILITIES    101,449          105,499

	TOTAL LIABILITIES		   $101,449         $105,499

STOCKHOLDERS EQUITY (DEFICIT)
   COMMON STOCK, $.001 PAR VALUE
   20,000,000 SHARES AUTHORIZED;
   13,775,000 SHARES ISSUED AND
   OUTSTANDING.			     13,775           13,775

   ADDITIONAL PAID IN CAPITAL   1,997,704        1,997,704
   ACCUMULATED DEFICIT         (2,110,214)      (2,114,264)

   TOTAL STOCKHOLDERS' EQUITY     (98,735)        (102,785)
                                    2,714            2,714
					      ===========      ===========

See notes to financial statements.

The balance sheet at August 31,1995 has been derived from the unaudited financial statements at that date.












ALLURE COSMETICS, LTD.
 STATEMENT OF INCOME

                                      THREE MONTHS ENDED
                                          NOVEMBER 30
                                       1994         1995
                                   (UNAUDITED)  (UNAUDITED)

NET SALES
  CUSTOMERS                          $   0          $   0
  MAKE-UP CENTER OF 55th ST. LTD.        0              0
                                         0              0
COST OF SALES
  CUSTOMERS                              0              0
  MAKE-UP CENTER OF 55th ST. LTD.        0              0
0   0
                                     _____          _____

GROSS PROFIT                             0              0

OPERATING EXPENSES
    SELLING                              0              0
    ADMINISTRATIVE                   4,082          4,050

	TOTAL OPERATING EXPENSES        4,082          4,050

OPERATING PROFIT (LOSS)             (4,082)        (4,050)

OTHER INCOME (EXPENSE)
     INTEREST INCOME                     0              0
     INTEREST EXPENSE                    0              0

TOTAL OTHER INCOME (EXPENSE)             0              0

NET INCOME (LOSS)                  ($4,082)       ($4,050)
                                 ==========    ==========
NET INCOME (LOSS) PER SHARE       ($0.0003)       ($.0003)
                                 ==========    ==========
WEIGHED AVERAGE NUMBER OF
    SHARES OUTSTANDING           13,775,000    13,775,000
                                 ==========    ==========

See notes to financial statement.




     ALLURE COSMETICS, LTD.
STATEMENT OF CHANGES IN FINANCIAL POSITION


                                       THREE MONTHS ENDED
                                           NOVEMBER 30
  1994       1995
                                    (UNAUDITED) (UNAUDITED)

WORKING CAPITAL PROVIDED FROM:          ($4,082)   ($4,050)
    NET INCOME (LOSS)
    ITEMS NOT REQUIRING THE USE OF
       WORKING CAPITAL:
       DEPRECIATION AND AMORTIZATION          0_    _    0_

TOTAL WORKING CAPITAL PROVIDED           (4,082)    (4,050)

INCREASE (DECREASE) IN WORKING CAPITAL  ($4,082)   ($4,050)
                                        ========   ========

CHANGES IN WORKING CAPITAL ITEMS:
   INCREASE (DECREASE) IN CURRENT ASSETS:
          CASH                            ($32)        ($0)

                                           (32)         (0)
(INCREASE) DECREASE IN
CURRENT LIABILITIES:
    ACCOUNTS PAYABLE                    (4,050)     (4,050)
   PAYABLE TO OFFICER P GATTINI          _   0_          0_

INCREASE (DECREASE) IN WORKING CAPITAL ($4,050)    ($4,050)
                                       ========    ========

See notes to financial statement.













ALLURE COSMETICS, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOVEMBER 30, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 1995 are not necessarily indicative of the results that may be expected for the year ended August 31, 1996. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended
August 31, 1995.























Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations.

Currently Allure Cosmetics, Ltd. is not doing any business and it is the intention of management to try to reorganize, while the Company has no specific plans at this time, it is the intention of management to explore the possibility of reorganization without the use of the protection afforded under bankruptcy laws, however it does not rule out the possibility should it choose to do so.

The Company had zero sales in the first quarter of fiscal
1995 the same as the same quarter of fiscal 1994.

The ratio of current assets to current liabilities was 0.00 at the end of the first quarter of fiscal 1995 as compared to 0.00 the same period of 1994.

The Company had a working capital deficit of 105,486 at November 30, 1995 as compared to a working capital deficit of 87,782 at November 30, 1994; the working capital deficit is mainly attributed to the operating losses.

























PART II

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K (? 249.308 of this
	   chapter
None.




















SIGNATURES



	Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		            ALLURE COSMETICS, LTD.
  (Registrant)

Date: December 11, 2001	By: /S/Pietro Gattini
                             Pietro Gattini, President and
                             Chief Executive Officer