Form 10-Q
period 1996-02-28
ALLURE COSMETICS LTD
filed 2001-12-14
CIK 789932

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: February 28, 1996

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

Common Stock, $.001 Par Value 13,775,000 shares as of
February 28, 1996.


INDEX
ALLURE COSMETICS, LTD.


PART I	FINANCIAL INFORMATION

Item 1.	Financial Statement (Unaudited)

Balance Sheets-August 31, 1995 and February 28, 1996.

Statements of Changes In Financial Position-Six months ended February 28, 1995 and 1996.

Statements of Income-Three months and Six months ended February 28, 1995 and 1996.

	Notes To Financial Statements-February 28, 1996.

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


					At                  At
				    AUGUST 31,1995    FEBRUARY 28, 1996
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
















     ALLURE COSMETICS, LTD.
   COMPARATIVE BALANCE SHEET
LIABILITIES AND STOCKHOLDERS' EQUITY


					        AT		        AT
				       AUGUST 31,1995  FEBRUARY 28,1996
				         (UNAUDITED)      (UNAUDITED)

CURRENT LIABILITIES
   ACCOUNTS PAYABLE		        $ 63,377         $ 70,427
   ACCRUED LIABILITIES	          16,450           17,500
TAXES OTHER THAN INCOME TAX	     21,622           21,622

	TOTAL CURRENT LIABILITIES    101,449          109,549

	TOTAL LIABILITIES		   $101,449         $109,549

STOCKHOLDERS EQUITY (DEFICIT)
   COMMON STOCK, $.001 PAR VALUE
   20,000,000 SHARES AUTHORIZED;
   13,775,000 SHARES ISSUED AND
   OUTSTANDING.			     13,775           13,775

   ADDITIONAL PAID IN CAPITAL   1,997,704        1,997,704
   ACCUMULATED DEFICIT         (2,110,214)      (2,118,314)

   TOTAL STOCKHOLDERS' EQUITY     (98,735)        (106,835)
						      2,714            2,714
					      ===========      ===========

See notes to financial statements.

The balance sheet at August 31,1995 has been derived from the unaudited financial statements at that date.













ALLURE COSMETICS, LTD.
 STATEMENT OF INCOME

                                   THREE MONTHS ENDED        SIX MONTH ENDED
                                      FEBRUARY 28              FEBRUARY 28
                                     1995       1996         1995       1996
                                (UNAUDITED)(UNAUDITED)   (UNAUDITED)(UNAUDITED)

NET SALES
 CUSTOMERS                           $   0      $   0        $   0      $   0
 MAKE-UP CENTER OF 55th ST. LTD.         0          0            0          0
                                         0          0            0          0
COST OF SALES
 CUSTOMERS                               0          0            0          0
 MAKE-UP CENTER OF 55th ST. LTD.         0          0            0          0
                                         0          0            0          0
                                     _____      _____        _____      _____

GROSS PROFIT                             0          0            0          0

OPERATING EXPENSES
   SELLING                               0          0            0          0
   ADMINISTRATIVE                    4,053      4,050        8,135      8,100

    TOTAL OPERATING EXPENSES         4,053      4,050        8,135      8,100

OPERATING PROFIT (LOSS)             (4,053)    (4,050)      (8,135)    (8,100)

OTHER INCOME (EXPENSE)
    INTEREST INCOME                      0          0            0          0
    INTEREST EXPENSE                     0          0            0          0

TOTAL OTHER INCOME (EXPENSE)            0          0            0          0

NET INCOME (LOSS)                ($4,053)   ($4,050)     ($8,135)   ($8,100)
                             ==========  =========   ========== ==========
NET INCOME (LOSS) PER SHARE      ($0.0003)   ($.0003)    ($0.0006)  ($0.0006)
                             ========== ==========   ========== ==========
WEIGHED AVERAGE NUMBER OF
    SHARES OUTSTANDING         13,775,000 13,775,000   13,775,000 13,775,000
                             ========== ==========   ========== ==========

See notes to financial statement.















       ALLURE COSMETICS, LTD.
STATEMENT OF CHANGES IN FINANCIAL POSITION


                                       THREE MONTHS ENDED
                                           FEBRUARY 28
  1995       1996
                                     (UNAUDITED)(UNAUDITED)

WORKING CAPITAL PROVIDED FROM:          ($8,135)   ($8,100)
    NET INCOME (LOSS)
    ITEMS'NOT REQUIRING THE USE OF
       WORKING CAPITAL:
       DEPRECIATION AND AMORTIZATION          0_         0_

TOTAL WORKING CAPITAL PROVIDED           (8,135)    (8,100)

INCREASE (DECREASE) IN WORKING CAPITAL  ($8,135)   ($8,100)
                                        ========   ========

CHANGES IN WORKING CAPITAL ITEMS:
   INCREASE (DECREASE) IN CURRENT ASSETS:
          CASH                            ($35)        ($0)

                                           (35)         (0)
(INCREASE) DECREASE IN
CURRENT LIABILITIES:
    ACCOUNTS PAYABLE                    (8,100)     (7,050)
   PAYABLE TO OFFICER P GATTINI              0_      1,050_
                                         8,100       8,100

INCREASE (DECREASE) IN WORKING CAPITAL ($8,135)    ($8,100)
                                       ========    ========

See notes to financial statement.













ALLURE COSMETICS, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FEBRUARY 28, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1996. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended
August 31, 1995.























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

The Company had a working capital deficit of $109,535 at February 28, 1996 as compared to a working capital deficit of $91,836 at February 28, 1995; the working capital deficit is mainly attributed to the operating losses.

























PART II

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K (? 249.308 of this
	   chapter
None.




















SIGNATURES



	Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		            ALLURE COSMETICS, LTD.
  (Registrant)

Date: December 14, 2001	By: /S/Pietro Gattini
                             Pietro Gattini, President and
                             Chief Executive Officer