Form 10-K
period 1996-08-31
ALLURE COSMETICS LTD
filed 2001-12-17
CIK 789932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1996
Commission File Number 33-3424

             	        ALLURE COSMETICS, LTD.    			__
(Exact name of registrant as specified in its charter)

        Delaware  	   			          22-2473081 	__
(State or other jurisdiction           (I.R.S. Employer
of incorporation and organization       Identification No.)

31-51 Steinway Street, L.I.C., New York           11103 	__
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number,
including area code              (718) 545-0507          	__

Securities registered pursuant to Section 12(b) of the Act:

                                  Name of each exchange on
Title of each class                   which registered 	__

       None       	              ____________________________

____________________              ____________________________

Securities registrant pursuant to Section 12(g) of the Act:

  				           None		 			__
(Title of class)

______________________________________________________________
(Title of class)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                        No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1996 was approximately $0.00 based on the closing bid price of $0.00 per share on August 31, 1996.

Common Stock, $.001 Par Value 13,775,000 shares as of May 31,
1995.

List and hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:(1) Any annual report to security holders;(2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1934. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.



















PART I

Item 1.	Business

Introduction

	The company was organized in the State of Delaware in September 1983 under the name Make-Up Center Manufacturing
Corp. It's name was subsequently changed to Allure Cosmetics, Ltd. in December 1984.

	 Allure discontinued all distribution and marketing of its products in January 1990.

Products

	Allure discontinued all distribution and marketing of its products in January 1990.

Distribution and Marketing

	Allure discontinued all distribution and marketing of its products in January 1990.

Product Returns

	Allure discontinued all distribution and marketing of its products In January 1990.

Backlog

	None

Manufacturing

	None

Proprietary Protection

	The Company does not have any patents or patents pending on any of its cosmetic or skin care products.

Competition

	Not applicable

Product Development

	Allure does not maintain a research and development program nor are material funds expended for independent research or development.

Employees

	The Company's officer is the sole employee and is now engaged on a part-time basis.

Item 2.	Property

	Allure shares approximately 70 square feet of office space with The Gattini Corporation in L.I.C., New York on a month-to-month basis. This facility serves as the company's principal executive and administrative office. Rental for the facility is approximately $2,400 per annum payable in equal monthly installments.

Item 3.	Legal Proceedings

	On or about January 15, 1989 Allure sued Kurt Tauss in connection with a promissory note in the principal amount of $128,597.00 and Make-Up Center of 55th Street, Ltd. in connection with a promissory note in the principal amount of $250,000.00 and in connection with a debt for products sold in the amount of $399,145.20.

	On February 22, 1990 Allure Cosmetics, Ltd entered into a settlement with Make-Up Center of 55th Street Ltd., Kurt Tauss and Catherine Tauss with the following terms and conditions:

a) The Payment of $105,800.43 and

b) 360 Monthly installments of $1,100.00 commencing on the first day of March 1990 and payable on the first day of every month until the full amount of $396,000.00 is paid.

	The proceeds received by Allure Cosmetics, Ltd. were used to pay taxes, rent, legal fees, salary and various loans made by Pietro Gattini to the Company.

	On July 12, 1990 The Securities and Exchange Commission filed a complaint vs. Allure Cosmetics, Ltd., Kurt Tauss,
Gattini Corporation and Pietro Gattini. ("See copy of Form 8-K filed September 18, 1991 as of May 28, 1988").

	Allure has settled the complaint of the Securities and Exchange Commission and has agreed to bring its filing up to date. The Company has been granted permission to file unaudited Financial Statements because of its financial difficulties, in addition the Company has agreed to entry of an injunction against it prohibiting future violations of the anti fraud, periodic reporting, books and records and internal control provision of the Federal Securities Laws.

	On June 6, 1991 all of the company inventory, furniture and fixtures held in storage by A Space Station was sold at an auction for a total amount of $590.00 and proceeds were applied to outstanding rent charges. The proceeds received did not satisfy the company's obligation and left a balance due in the amount of $2,217.00.

	On September 27, 1989 a Judgment was obtained by Milton Samuels Advertising Agency, Inc. and as a result of said Judgment all monthly installments by Make-Up Center of 55th Street Ltd. were subject to Garnishment. On or about June 7, 1991 the judgment was executed and monthly installments are not being received by Allure Cosmetics, Ltd.

	On June 26, 1991 an Executive with notice to Garnishee was filed with Manufacturers Hanover Trust thereby rendering the company inoperable without the access to its checking account. ("See copy of Form 8-K file September 18, 1991 as of May 28, 1988").

	 On August 15, 1993 Allure Cosmetics, Ltd. made a final payment $4505.00 to Milton Samuels Advertising Agency, Inc.
representing the full Settlement of the Judgment obtained on September 27, 1989.

Item 4.	Submission of Matters to a Vote of security
      	Holders

	On May 28, 1993 at a special meeting of the shareholders of Allure Cosmetics, Ltd., Pietro Gattini acquired the PROMISSORY
NOTE DATED FEBRUARY 22, 1990 signed by Make-Up Center of 55th Street, Ltd. along with all rights, terms and conditions of the SETTLEMENT AGREEMENT of February 22, 1990, among Allure
Cosmetics, Ltd., Make-Up Center of 55th Street Ltd., Kurt Tauss, Catherine Tauss, Pietro Gattini and Gattini Corporation, the
ESCROW AGREEMENT made February 22, 1990 and the GUARANTY
AGREEMENT made February 22, 1990.

	Pietro Gattini is the President and Chief Executive Officer of Allure Cosmetics, Ltd.

	As at May 28, 1993 Allure Cosmetics, Ltd. owed Pietro
Gattini $217,900.00 in back salary.

	Consideration received by Allure Cosmetics, Ltd. and given by Mr. Pietro Gattini was 700,000 shares of Gattini Corporation common stock owned by Mr. Gattini, the forgiveness of Debt in the amount of $217,900.00 owed to Mr. Gattini and the assumption of the Long Term Debt of Allure Cosmetics, Ltd in the amount of $54,065.00 by Mr. Gattini. (" See copy of Form 8-K filed July
12, 1993 as of May 28, 1993").

Item 5.	Market for the Registrant's Common Equity and
          Related Stockholders Matters

(a) Units of the Company consisting of one share of Common
Stock and one Class A Common Stock Purchase Warrant ("Warrants") were first offered to the public on June 17, 1986 at a price of $1.00 per Unit. Trading in the Units, Common Stock, and Warrants commenced on July 25,1986 at a bid price of 1 3/16 and a closing asked price of 1 5/16 for the Common Stock, a bid price of 1/16 and a closing asked price of 3/16 for the Warrants and a bid price of 1 1/4 and an asked price 1 7/16 for true Units. On May 15, 1989 the Class A and Class B Common Stock Purchase Warrants expired and on August 31, 1994 to the best of the Company's knowledge there were no market makers for the company's Units, Common Stock and Common Stock Purchase Warrants.

There has been, and is now, only a limited market in the company's securities, which may be attributable to the small public "float" (the securities held by public purchases), the small number of stockholders and market-makers.

(b) As of August 31, 1996, the approximate number of holders of record of Common Stock of the registrant was 300.

Item 6.	Selected Financial Data

	The selected financial data presented below are derived from the company's financial statement. The financial statements as of August 31, 1992, 1993, 1994, 1995 and 1996 are Unaudited.
This data should be read in conjunction with financial statements and notes thereto appearing elsewhere herein. The Company has never paid cash dividends.

Income Statement Data

                               Year Ended August 31,		__
             1992       1993       1994       1995       1996
         (Unaudited)(Unaudited)(Unaudited)(Unaudited)(Unaudited)

Net Sales   $     0   $     0    $    0     $    0     $   0

Cost of
Sales             0         0         0          0         0

Gross
Profit            0         0         0          0         0

Operating
Expenses     76,026    57,029    17,174     17,735    12,709

Net Income
Or (Loss)   (76,026)  (57,029)  (17,174)   (17,735)  (12,709)
before extra-
ordinary item.

Extraordinary
Item                  (81,524)

Net Income
Or (Loss)   (76,026) (138,553)  (17,174)   (17,735)  (12,709)

Net      (Unaudited)(Unaudited)(Unaudited)(Unaudited)(Unaudited)
Income
(Loss) per
Share       $(.0055)  $(.0059)  $(.0013)   $(.0013)  $(.0009)
before extra-
ordinary item

Net Income
(Loss) per
Share       $(.0055)    $(.01)  $(.0013)   $(.0013)  $(.0009)






Selected Balance Sheet Data:

                                            August 31,
                                     1995               1996
                                 (Unaudited)         (Unaudited)

Total Assets                       $  2,714           $     700

Total Liabilities                  $101,449           $ 112,144

Working Capital (deficiency)      ($101,435)         ($ 112,144)

Stockholders' Equity              ($ 98,735)         ($ 111,444)

Item 7.	Management's Discussion and Analysis of Financial
      	Condition and Results of Operations

Results of Operations

	Currently Allure Cosmetics, Ltd. is not doing any business and it is the intention of management to try to reorganize, while the Company has no specific plans at this time, it is the intention of management to explore the possibility of reorganization without the use of the protection afforded under bankruptcy laws, however it does not rule out the possibility should it choose to do so.

	The Company had zero sales for the year ended August 31, 1996 the same as the year ended August 31, 1995 and operating losses decreased to 12,709 for the year ended August 31, 1996 as compared to a loss of $17,735 the prior year. Due to the cancellation of old debts.

Liquidity and Capital Resources

	The company had working capital deficit of $112,144 at August 31, 1996 compared to a working capital deficit of 101,435 at August 31, 1995. The working capital ratio was 0.00:1 at August 31, 1996 as compared to working capital of 0.00:1 at August 31, 1995. At August 31, 1996, the Company had $0 available for use. ("See Certain Transactions").

Item 7A.	Quantitative and Qualitative Disclosures About
      	Market Risk.

None.

Forward-Looking Statement

The statements contained in this report on Form 10-K that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, continued compliance with government regulations, customer demand, management of growth, intensity of competition from other cosmetic product vendors, timing and acceptance of new product introductions, general economic conditions and regulatory changes. As well as other relevant risks detailed in the Company's filings with the Securities Exchange Commission, including its Annual Report on Form 10-K for the period ended August 31, 1995, and the information set forth herein should be read in light of such risks.


PART III

Item 10.	Directors and Executive Officers of the Registrant

       Name            Age           Position

Pietro Gattini          52        President, Chief Executive
                                  Officer, Secretary/Treasurer
                                  and Director

	Each director is elected for a one year period ending on the dated of the next annual meeting of stockholders of the Company, and until his successor is duly elected and qualified.
Officers serve at the will of the Board of Directors.

	Pietro Gattini has been President, Chief Executive Officer, Secretary/Treasurer and Director of the Company since the Resignation of all Officers and Directors and the acquisition of the Controlling Interest by The Gattini Corporation in May, 1988 from Mr. Kurt Tauss and Mrs. Catherine Tauss. ("See Certain
Transactions").

Item 11. Executive Compensation

	The Company has retained Mr. Pietro Gattini as the Company's President, Chairman and Chief Executive Officer and is currently the only Director, Officer and Employee. Compensation to be paid by the Company is $5,000 per month in addition to the use of the Company's Automobile. Mr. Gattini was also granted an option to purchase 7,000,000 shares of Allure Cosmetics, Ltd. common stock for $14,000. The option was exercised on July 14, 1988.

	The Company on June 1, 1993 has changed the compensation of Pietro Gattini to $1,000 per month in addition to the use of the Company's Automobile.

	The company has accrued and owes $12,000 to all officers and directors of the company (1 person) for the fiscal year ending August 31, 1996.

Item 12.	Security Ownership of Certain Beneficial Owners and
       	Managers

	The Following table sets forth certain information regarding the beneficial ownership of the company's Common Stock as of August 31, 1996 by (1) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (2) each of the company's officers and directors; and (3) directors and officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power.

                             Amount and Nature
                               Of Beneficial      Percentage of
Name and Address__              Ownership (1)      Ownership(2)

*Pietro Gattini (2)               7,000,000            50.8%
1119 Dutchess Turnpike
Poughkeepsie, New York 12603

*Gattini Corporation              3,000,000            21.8%
31-51 Steinway Street
Astoria, New York 11103

Officers and Directors            7,000,000            50.8%
As a group (1 person)
______________________
(1) Does not include up to 300,000 shares of Common Stock which may be granted to officers, shareholders and other persons affiliated with the company pursuant to the Company's Stock Option Plan.

(2) Pietro Gattini is the President and shareholder of the Gattini Corporation. As such, Mr. Gattini and The Gattini Corporation may act in concert with respect to voting their 10,000,000 shares. Together, Mr. Gattini and The Gattini Corporation have approximately 72.6% of the voting control of the Company.

*May be deemed a "Parent" and "Promoter" of the Company as those terms are defined in the Rules and Regulations under the Securities Act of 1933.

Item 13.	Certain Relationships and Related Transactions

	On May 27, 1988 all of the company's directors resigned and Pietro Gattini was appointed sole director.

	On May 27, 1988 at a Meeting of the shareholders of Allure Cosmetics, Ltd., the Gattini Corporation acquired controlling interest of Allure Cosmetics, Ltd. and Pietro Gattini was nominated and unanimously approved as director of the Company. (See Copy of Form 13-d Filed March 1, 1991 as of May 27, 1988).

	Pietro Gattini was retained as President and Chief Executive officer and is currently the only Director, Officer and Employee. Compensation to be paid by the Company is $5,000 per month in addition to the use of the company's automobile. Mr. Gattini was also granted an option to purchase 7,000,000 shares of Allure Cosmetics, Ltd. common stock for $14,000. The option was exercised by Mr. Gattini on July 14, 1988.

	On or about January 15, 1989 Allure sued Kurt Tauss in connection with a promissory note in the principal amount of $128,597.00 and Make-Up Center of 55th Street, Ltd. in connection with a promissory note in the principal amount of $250,000.00 and in connection with a debt for products sold in the amount of $399,145.20.

	 On February 22, 1990 Allure Cosmetics, Ltd. entered into a settlement with Make-Up Center of 55th Street, Ltd., Kurt Tauss and Catherine Tauss with the following terms and conditions:

a) The Payment of $105,800.43 and

b) 360 Monthly installments of $1,100.00 commencing on the first day of March 1990 and payable on the first day of every month until the full amount of $396,000.00 is paid.
	The proceeds received by Allure Cosmetics, Ltd. were used to pay taxes, rent, legal fees, salary and various loans made by Pietro Gattini to the Company.

	On September 27, 1989 a Judgment was obtained by Milton Samuels Advertising Agency, Inc. and as a result of said Judgment all monthly installments by Make-Up Center of 55th Street Ltd. were subject to Garnishment. On or about June 7, 1991 the judgment was executed and monthly installments are not being received by Allure Cosmetics, Ltd.

	On June 26, 1991 an Executive with notice to Garnishee was filed with Manufacturers Hanover Trust thereby rendering the company inoperable without the access to its checking account.

On June 6, 1991 all of the company inventory, furniture and fixtures held in storage by A Space Station was sold at an auction for a total amount of $590.00 and proceeds were applied to outstanding rent charges. The proceeds received did not satisfy the company's obligation and left a balance due in the amount of $2,217.00.

Currently Allure Cosmetics, Ltd. is not doing any business and it is the intention of management to try to reorganize, while the Company has no specific plans at this time, it is the intention of management to explore the possibility of reorganization without the use of the protection afforded under bankruptcy laws, however it does not rule out the possibility should it choose to do so.

	On August 15, 1993 Allure Cosmetics, Ltd. made a final payment $4505.00 to Milton Samuels Advertising Agency, Inc.
representing the full Settlement of the Judgment obtained on September 27, 1989.

	On May 28, 1993 at a special meeting of the shareholders of Allure Cosmetics, Ltd., Pietro Gattini acquired the PROMISSORY
NOTE DATED FEBRUARY 22, 1990 signed by Make-Up Center of 55th Street, Ltd. along with all rights, terms and conditions of the SETTLEMENT AGREEMENT of February 22, 1990, among Allure
Cosmetics, Ltd., Make-Up Center of 55th Street Ltd., Kurt Tauss, Catherine Tauss, Pietro Gattini and Gattini Corporation, the
ESCROW AGREEMENT made February 22, 1990 and the GUARANTY
AGREEMENT made February 22, 1990.

	Pietro Gattini is the President and Chief Executive Officer of Allure Cosmetics, Ltd.
	As at May 28, 1993 Allure Cosmetics, Ltd. owed Pietro
Gattini $217,900.00 in back salary.

	Consideration received by Allure Cosmetics, Ltd. and given by Mr. Pietro Gattini was 700,000 shares of Gattini Corporation common stock owned by Mr. Gattini, the forgiveness of Debt in the amount of $217,900.00 owed to Mr. Gattini and the assumption of the Long Term Debt of Allure Cosmetics, Ltd in the amount of $54,065.00 by Mr. Gattini. (" See copy of Form 8-K filed July
12, 1993 as of May 28, 1993").

PART IV

Item 14.	Exhibits, Financial Statements, Schedules, and Reports
       	On Form 8-K

(a) Document filed as part of this report:

1. Financial Statements:


All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

(b) A report on Form 8-K was filed from May 27, 1988 to
August 31, 1991 on September 18, 1991 the last quarter of the fiscal year ended August 31, 1991.

(c) A report on Form 13-d was filed from May 27, 1988 to
February 28, 1991 on March 1, 1991.

(d) A report on Form 8-K was filed on July 12, 1993 the last quarter of the fiscal year ended August 31, 1993 as of May
28, 1993 covered by this report.

	(e)	Exhibits Required by Item 601 of Regulation S-K and by
paragraph (c) of this Item:

	3.1 - Certificate of Incorporation of the registrant.

	3.2 - Certificate of amendment to the Certificate of Incorporation.

	3.3 - By-Laws of the Registrant

10.5 - Stock Option Plan

FOOTNOTES

1. Reference is made to Exhibit 3.1 to the Company's Form S-1 Registration Statement File Number 33-3424 filed by the Company with the Securities and Exchange Commission on February 24, 1986, and is hereby incorporated herein.

2. Reference is made to Exhibit 3.2 to the Company's Form S-1 Registration Statement File Number 33-3424 filed by the Company with the Securities and Exchange Commission on February 24, 1986, and is hereby incorporated herein.

3. Reference is made to Exhibit 3.3 to the Company's Form S-1 Registration Statement File Number 33-3424 filed by the Company with the Securities and Exchange Commission on February 24, 1986, and is hereby incorporated herein.

4. Reference is made to Exhibit 10.5 to the Company's Form S-1 Registration Statement File Number 33-3424 filed by the Company with the Securities and Exchange Commission on February 24, 1986, and is hereby incorporated herein.

5. Reference is made to Form 8-K filed by the Company with the Securities and Exchange Commission on September 18, 1991, and is hereby incorporated herein.

6. Reference is made to Form 13-d filed by the Company with the Securities and Exchange Commission on March 1, 1991, and is hereby incorporated herein.

7. Reference is made to Form 8-K filed by the Company with the Securities and Exchange Commission on May 28, 1993, and is hereby incorporated herein.











SIGNATURES

Pursuant to the requirements of the securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 14th day of December 2001.


                     ALLURE COSMETICS, LTD.
                     (Registrant)

                     By: /S/  Pietro Gattini__________
                         Pietro Gattini, President and
                           Chief Executive Officer

	Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature

(I) Principal Executive
    Officer

/S/ Pietro Gattini_______ President and Chief  December 14, 2001
Pietro Gattini            Executive Officer

(II) Principal Financial
     Accounting Officer

/S/ Pietro Gattini ______ Treasurer            December 14, 2001
Pietro Gattini

(III) Majority of the
      Board of Directors

/S/ Pietro Gattini ______ Director             December 14, 2001
Pietro Gattini






	Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants, which have not registered securities pursuant to Section 12 of the Act.

	No annual report to security holders covering the Company's last fiscal year has been sent to the Company's shareholders with regard to any annual or other meeting of security holders.
An annual meeting of security holders will be held on March 14, 2002, prior to which time the Company shall furnish to the Commission any annual report, proxy statement, form of proxy and/or other proxy soliciting material sent to security holders.




































STATEMENT OF FINANCIAL CONDITION


To the Stockholders of
Allure Cosmetics, Ltd.

As shown in the Unaudited financial statements, the company incurred net losses of $12,709 and $17,174 for the years ended August 31, 1996 and 1995, respectively. These factors, among others, as discussed in Note 10, indicate that the Company may be unable to continue in existence. The financial statements do not indicate any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the company be unable to continue existence.

In managements opinion, subject to the effects on the financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainty about the recoverability and classifications of recorded assets and the amounts and classifications of liabilities referred to in the preceding paragraph been known, the financial statements referred to above present fairly the financial position of its operations and the changes in its financial position for the three years then ended, on a basis consistent with that of the preceding year.


                        ALLURE COSMETICS, LTD.


                        /S/  Pietro Gattini_____
                        Pietro Gattini,
                        President

New York, New York
December 14, 2001












      ALLLURE COSMETICS, LTD.
        BALANCE SHEETS

            ASSETS

                                          AT AUGUST 31,
                                  -------------------------
                                   (UNAUDITED)  (UNAUDITED)
                                       1995            1996

CURRENT ASSETS:
  CASH                              $       14     $      0
                                    ----------     --------
       TOTAL CURRENT ASSETS                 14            0
                                    ----------     --------
PROPERTY PLANT AND EQUIPTMENT:
   AUTOMOTIVE EQUIPTMENT                29,446            0
                                    ----------     --------
   LESS ALLOWANCE FOR DEPRECIATION      27,446            0
                                    ----------     --------
   NET PROPERTY PLANT AND EQUIPTMENT     2,000            0
                                    ----------     --------

OTHER ASSETS:
   INVESTMENT - GATTINI CORPORATION        700          700
                                    ----------     --------
       TOTAL OTHER ASSTES                  700          700
                                    ----------     --------
                                        $2,714         $700
                                    ==========     ========


The accompanying notes are an integral part of these financial statements.













ALLURE COSMETICS, LTD.
    BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY


                                            AT AUGUST 31,
                                     -------------------------
                                     (UNAUDITED)   (UNAUDITED)
                                         1995          1996
CURRENT LIABILITIES
   ACCOUNTS PAYABLE (NOTE 9)          $ 63,377      $ 72,565
   ACCRUED LIABILITIES (NOTE 9)         16,450        18,417
   TAXES OTHER THAN INCOME TAX (NOTE 9) 21,622        21,162
                                      --------      --------
        TOTAL CURRENT LIABILITIES      101,449       112,144
                                      --------      --------

LONG-TERM LIABILITIES
     SETTLEMENT M.U.C.-LEGAL                 0             0
                                      --------      --------
          TOTAL LONG-TERM LIABILITIES        0             0
                                      --------      --------
          TOTAL LIABILITIES           $101,449      $112,144

STOCKHOLDERS EQUITY (DEFICIT)
     COMMON STOCK, $.001 PAR VALUE
     20,000,000 SHARES AUTHORIZED;
     13,775,000 AND 13,775,000 SHARES
     ISSUED AND OUTSTANDING             13,775        13,775

     ADDITIONAL PAID CAPITAL         1,997,704     1,997,704
     ACCUMULATED DEFICIT            (2,092,479)   (2,122,923)
                                    ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY        (98,734)     (111,444)
                                    ----------    ----------
                                        $2,714          $700
                                    ==========    ==========


The accompanying notes are an integral part of these financial statements.




ALLURE COSMETICS, LTD.
 STATEMENT OF INCOME

                                       YEAR ENDED
                                       AUGUST 31,
                          --------------------------------------------------
                              1993         1994         1995       1996
                          (UNAUDITED)  (UNAUDITED)  (UNAUDITED) (UNAUDITED)

NET SALES (NOTES 2,3)
   CUSTOMERS                   $   0       $     0      $    0      $    0
   MAKE-UPCENTER 55TH ST. LTD.     0             0           0           0
                                   0             0           0           0

COST OF SALES
   CUSTOMERS                       0             0           0           0
   MAKE-UP CENTER 55TH ST. LTD.    0             0           0           0
                                   0             0           0           0
     GROSS PROFIT                  0             0           0           0
                               -----       -------      ------      ------

OPERATING EXPENSES
   SELLING                         0             0           0           0
   ADMINISTRATIVE             57,029        17,174      17,735      12,709
     TOTAL OPERATING EXPENSES 57,029        17,174      17,735      12,709
                              ------       -------      ------      ------

OPERATING PROFIT (LOSS)      (57,029)      (17,174)    (17,735)    (12,709)

OTHER INCOME (EXPENSE)
   INTEREST INCOME                 0             0           0           0
   INTEREST EXPENSE                0             0           0           0
TOTAL OTHER INCOME (EXPENSE)       0             0           0           0
                              ------        ------      ------      ------
INCOME (LOSS) BEFORE
INCOME TAXES                 (57,029)      (17,174)    (17,735)    (12,709)
                              ------        ------      ------      ------
INCOME TAX EXPENSE                 0             0           0           0
                              ------        ------      ------      ------
INCOME (LOSS) BEFORE
EXTRADINARY ITEM             (57,029)      (17,174)    (17,735)    (12,709)
INCOME (LOSS) EXTRADINARY
ITEM (NOTE 11)                     0             0           0           0
                              ------        ------      ------      ------
NET INCOME (LOSS)          ($138,553)     ($17,174)   ($17,735)   ($12,709)
                           ==========    ==========  ==========  ==========

NET INCOME (LOSS) PER SHARE
BEFORE EXTRADINARY ITEM     ($0.0059)     ($0.0013)   ($0.0013)   ($0.0009)
                           ==========    ==========  ==========  ==========
NET INCOME (LOSS)
PER SHARE                   ($0.0059)     ($0.0013)   ($0.0013)   ($0.0009)
                           ==========    ==========  ==========  ==========
WEIGTHED AVER. NUMBER OF
SHARES OUTSTANDING         13,775,000    13,775,000  13,775,000  13,775,000
                           ==========    ==========  ==========  ==========
The accompanying notes are an integral of these financial statements.
    ALLURE COSMETICS, LTD.
STATEMENT OF CHANGES IN FINANCIAL POSITION
                                                    YEAR ENDED
                                                     AUGUST 31,
                                        ----------------------------------
                                           1994        1995        1996
                                       (UNAUDITED) (UNAUDITED) (UNAUDITED)
WORKING CAPITAL PROVIDED FROM
   NET INCOME (LOSS)                    ($17,174)   ($17,735)   ($12,709)
   ITEMS NOT REQUIRING THE USE OF
     WORKING CAPITAL;
     FURNITURE AND FIXTURES SALE               0           0       2,000
     DEPRECIATION AND AMORTIZATION             0           0           0
     AMORTIZATION OF PROMOTIONAL
     EXPENSE                                   0           0           0
  SECURITY DEPOSITS                            0           0           0
    TOTAL WORKING CAPITAL PROVIDED       (17,174)    (17,735)    (10,709)
USE OF WORKING CAPITAL
  ACQUISTION OF FIXED ASSETS                   0           0           0
  NOTES RECEIVABLE SETTLEMENT
  AGREEMENT                                    0           0           0
  STOCKHOLDER LOAN                             0           0           0
  GATTINI CORPORATION INVESTMENT               0           0           0
  INSTANT WEAVE INVESTMENT                     0           0           0
    TOTAL WORKING CAPITAL USED                 0           0           0
INCREASE (DECREASE) IN WORKING CAPITAL   (17,174)    (17,735)    (10,709)
                                         =======     =======     =======

CHANGES IN WORKING CAPITAL ITEMS:
  INCREASE (DECREASE) IN CURRENT ASSETS:
    CASH                                    $259         $35         $14
    ACCOUNTS RECIEVABLE - CUSTOMERS            0           0           0
    ACCOUNTS RECEIVABLE - MAKE-UP CENTER       0           0           0
    INVENTORIES                                0           0           0
    PREPAID EXPENSES                           0           0           0
                                             259          35          14

(INCREASE) DECREASE IN CURRENT
LIABILITIES
    ACCOUNTS PAYABLE                      15,815      16,950       8,728
    ACCRUED LIABILITIES                        0           0           0
    TAXES OTHER THAN INCOME                    0           0           0
    LOAN PAYABLE TO OFFICER P GATTINI      1,100         750       1,967
                                          16,915      17,700      10,695

(INCREASE) DECREASE IN LONG-TERM
LIABILITIES
    SETTLEMENT AGREEMENT LEGAL                 0           0           0
                                               0           0           0
                                        ($17,174)   ($17,735)   ($10,709)



The accompanying notes are an integral part of these financial statements.



      ALLURE COSMETICS, LTD.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED AUGUST 31, 1988, 1989, 1990, 1991, 1992, 1993, 1994,
                               1995 AND 1996

                                        ADDITIONAL
                        COMMON STOCK    PAID-IN     ACCUMULATED
                      SHARES    AMOUNT  CAPITAL     DEFICIT         TOTAL
                     ---------  ------  ----------  -----------   ---------
BALANCE
   AUGUST 31, 1988  13,775,000  13,775  $1,997,704  ($1,265,542)  $ 745,937
   NET LOSS         __________  ______   _________      (58,723)    (58,723)
BALANCE
   AUGUST 31, 1989  13,775,000  13,775  $1,997,704  ($1,324,265)  $ 687,214
   NET LOSS         __________  ______  __________      166,102_   (166,102)
BALANCE
   AUGUST 31, 1990  13,775,000  13,775  $1,997,704  ($1,490,367)  $ 521,112
   ADJUSTMENT FOR
   ROUNDING OFF                                               3           3
   NET LOSS         __________  ______  __________     (370,362)   (370,962)
BALANCE
   AUGUST 31, 1991  13,775,000  13,775  $1,997,704  ($1,860,726)  $ 150,753
   NET LOSS         __________  ______  __________      (76,026)    (76,026)
BALANCE
   AUGUST 31, 1992  13,775,000  13,775  $1,997,704  ($1,936,752)  $  74,727
   NET LOSS         __________  ______  __________     (138,553)   (138,553)
BALANCE
   AUGUST 31, 1993  13,775,000  13,775  $1,997,704  ($2,075,305)   ($63,826)
   NET LOSS         __________  ______  __________      (17,174)    (17,174)
BALANCE
   AUGUST 31, 1994  13,775,000  13,775  $1,997,704  ($2,092,479)   ($81,000)
   NET LOSS         __________  ______  __________      (17,735)    (17,735)
BALANCE
   AUGUST 31, 1995  13,775,000  13,775  $1,997,704  ($2,110,214)   ($98,735)
   NET LOSS         __________  ______  __________      (12,709)    (12,709)
BALANCE
   AUGUST 31, 1996  13,775,000  13,775  $1,997,704  ($2,122,923)  ($111,444)
                    ==========  ======  ==========  ============  ==========



The accompanying notes are an integral part of these financial statements.














ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1995 AND 1996

1. ORGANIZATION AND NATURE OF OPERATIONS

Allure Cosmetics, Ltd. (the "Company") was incorporated on September 15, 1983 in the State of Delaware as the Make-Up Center Manufacturing Corporation. The name was subsequently changed to Cosmetics Center Manufacturing Corporation on November 9, 1984 and on December 5, 1984, the name was changed to Allure Cosmetics, Ltd.

The Cosmetics operation ceased in December 1988 and distribution and marketing of its products in January 1990.

2. SUMMARY IF SIGNIFICANT ACCOUNTING POLICIES

(a) Fiscal Year

The Company's fiscal year end is August 31.

(b) Revenue Recognition

Generally, revenues are recorded when goods have been shipped. Returns of damaged or defective merchandise are recorded when received.

(c) Inventory

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(d) Income Taxes

The Company has no Federal income tax liability.
The Company plans to carry forward their losses from previous years.

(e) Fixed Assets

Fixed assets are recorded at cost. Depreciation is provided on the straight line basis on an estimated useful life of five years.
Leasehold improvements are amortized on a straight-line basis over the term of the lease.
ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1995 AND 1996

(f) Income (Loss) Per Share

Net Income (Loss) per share is computed by dividing net income (Loss) by the weighted average number of shares outstanding.

3. RELATED PARTY TRANSACTIONS

On May 27, 1988 all of the company's directors resigned and Pietro Gattini was appointed sole director.

On May 27, 1988 at a Meeting of the shareholders of Allure Cosmetics, Ltd., the Gattini Corporation acquired controlling interest of Allure Cosmetics, Ltd. and Pietro Gattini was nominated and unanimously approved as director of the Company. (See Copy of Form 13-d Filed March 1, 1991 as of May 27, 1988)

The Company granted to Pietro Gattini, the President of the Company an option to purchase 7,000,000 shares of the company's common stock for $14,000. The option was exercised on July 14, 1988.

On or about January 15, 1989 Allure sued Kurt Tauss in connection with a promissory note in the principal amount of $128,597.00 and Make-Up Center of 55th Street, Ltd. in connection with a promissory note in the principal amount of $250,000.00 and in connection with a debt for products sold in the amount of $399,145.20.

On February 22, 1990 Allure Cosmetics, Ltd. entered into a settlement with Make-Up Center of 55th Street, Ltd., Kurt Tauss and Catherine Tauss with the following terms and conditions:

a) The Payment of $105,800.43 and

b) 360 Monthly installments of $1,100.00 commencing
            on the first day of March 1990 and payable on the first day of each month until the full amount of $396,000.00 is paid.




ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1995 AND 1996

The proceeds received by Allure Cosmetics, Ltd. were used to pay taxes, rent, legal fees, salary and various loans made by Pietro
Gattini to the Company.

On May 28, 1993 at a special meeting of the shareholders of Allure Cosmetics, Ltd., Pietro Gattini acquired the PROMISSORY NOTE DATED FEBRUARY 22, 1990 signed by Make-Up Center of 55th Street, Ltd. along with all rights, terms and conditions of the SETTLEMENT AGREEMENT of February 22, 1990, among Allure Cosmetics, Ltd., Make-Up Center of 55th Street Ltd., Kurt Tauss, Catherine Tauss, Pietro Gattini and Gattini Corporation, the ESCROW AGREEMENT made February 22, 1990 and the GUARANTY AGREEMENT made February 22, 1990.

Pietro Gattini is the President and Chief Executive Officer of
Allure Cosmetics, Ltd.

As at May 28, 1993 Allure Cosmetics, Ltd owed Pietro Gattini
$217,900.00 in back salary.

Consideration received by Allure Cosmetics, Ltd. and given by Mr. Pietro Gattini was 700,000 shares of Gattini Corporation common stock owned by Mr. Gattini, the forgiveness of Debt in the amount of $217,900.00 owed to Mr. Gattini and the assumption of the Long Term Debt of Allure Cosmetics, Ltd in the amount of $54,065.00 by Mr. Gattini. (" See copy of Form 8-K filed July 12, 1993 as of May 28, 1993").

Allure shares approximately 70 square feet of office space with The Gattini Corporation in L.I.C., New York on a month-to-month basis. This facility serves as the company's principal executive and administrative office. Rental for the facility is approximately $2,400 per annum payable in equal monthly installments.

4. BUSINESS SEGMENT INFORMATION

Currently Allure Cosmetics, Ltd. is not doing any business and it is the intention of management to try to reorganize, while the Company has no specific plans at this time, it is the intention of management to explore the possibility of reorganization without the use of the protection afforded under

ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1995 AND 1996

bankruptcy laws, however it does not rule out the possibility should it choose to do so.

5. PREPAID EXPENSES

Prepaid expenses consisted of:

      August 31, 1994   August 31, 1995   August 31, 1996

              $     0           $     0           $     0
              -------           -------           -------

6. EXECUTIVE COMPENSATION

The Company has retained Mr. Pietro Gattini as the Company's President, Chairman and Chief Executive Officer and is currently the only Director, Officer and Employee. Compensation to be paid by the Company is $5,000 per month in addition to the use of the Company's Automobile. Mr. Gattini was also granted an option to purchase 7,000,000 shares of Allure Cosmetics, Ltd. common stock for $14,000. The option was exercised on July 14, 1988.

The Company on June 1, 1993 has changed the compensation of Pietro Gattini to $1,000 per month in addition to the use of the Company's Automobile.

7. PLANT AND EQUIPMENT

On June 6, 1991 all of the company inventory, furniture and fixtures held in storage by A Space Station was sold at an auction for a total amount of $590.00 and proceeds were applied to outstanding rent charges. The proceeds received did not satisfy the company's obligation and left a balance due in the amount of $2,217.00.

8. COMMITMENTS AND LEASES

The Company shares approximately 70 square feet of office space with The Gattini Corporation in L.I.C., New York. This facility serves as the company's principal executive and administrative office. Rental for the facility is approximately $2,400 per annum payable in equal monthly installments.

ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1995 AND 1996

9. ACCRUED EXPENSES

Accrued expenses consists of the following:


                         August 31, 1995     August 31, 1996

Payroll Tax                    $ 21,622            $ 21,162
SEC Filing Fees                   1,500               1,500
Compensation Payable
           P. Gattini            27,000              39,000
Rent Payable-Gattini Corp.       12,600              15,000
Loan Pay to P. Gattini            2,350               4,317
Loan Pay to Gattini Corp.        14,100              14,100
                               $ 76,822            $ 95,079
                                 ======              ======

10.  DESCRIPTION OF FACTORS AFFECTING CONTINUED EXISISTENCE OF
 THE COMPANY

During the last three years the Company has sustained substantial operating losses. These losses in addition to the non collection of the receivables from Kurt Tauss the Make-Up Center of West 55th Street Ltd. and Instant Weave, including the sale at public auction by a Space Station of the Company's Inventory, Furniture and Fixtures have caused a drain on cash. This indicates that the Company may be unable to continue in existence.

Since the outcome of this uncertainty cannot presently be reasonably estimated, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

11. EXTRAORDINARY LOSS

The year ended 1993 loss of $138,553 included extraordinary charges of $81,524 consisting of the loss incurred on the sale of the PROMISSORY NOTE DATED FEBRUARY 22, 1990 to Mr. Gattini the Company's President and Chief Executive Officer.

ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1995 AND 1996

Allure Cosmetics, Ltd.
Supplementary Income Statement Information

Item

Charged to Costs and Expenses
Year Ended August 31,

                            1993     1994     1995     1996

Rent                       2,400    2,400    2,400    2,400
Commissions                    0        0        0        0
Utilities                      0        0        0        0
Professional Fees              0        0        0        0
P. Gattini Compensation   48,000   12,000   12,000   12,000