Form 10-Q
period 1996-11-30
ALLURE COSMETICS LTD
filed 2001-12-18
CIK 789932

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: November 30, 1996

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

Common Stock, $.001 Par Value 13,775,000 shares as of November
30, 1996.


INDEX
ALLURE COSMETICS, LTD.


PART I	FINANCIAL INFORMATION

Item 1.	Financial Statement (Unaudited)

Balance Sheets-August 31, 1996 and November 30, 1996.

Statements of Changes In Financial Position-Three months ended November 30, 1995 and 1996.

Statements of Income-Three months ended November 30,1995 and 1996.

	Notes To Financial Statements-November 30, 1996.

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


					At                  At
				    August 31,1996    November 30, 1996
		                (UNAUDITED)        (UNAUDITED)

CURRENT ASSETS:
      CASH                      $    0               $____0

      TOTAL CURRENT ASSETS	      _0		            _0

PROPERTY PLANT AND EQUIPMENT:
   AUTOMOTIVE EQUIPTMENT		  _____0		        _____0
                                     0      		        0
   LESS ALLOWANCE FOR
   DEPRECIATION          	  _____0	     	   _____0
   NET PROPERTY PLANT AND
   EQUIPTMENT		             ____0		         ____0

OTHER ASSETS:
   INVESTMENT-GATTINI CORP.        700		           700
     TOTAL OTHER ASSETS		     700	     	      700
					          700	                700
						  ======		        ======

See notes to financial statements.
The balance sheet at August 31, 1996 has been derived from the unaudited financial statements at that date.
















     ALLURE COSMETICS, LTD.
   COMPARATIVE BALANCE SHEET
LIABILITIES AND STOCKHOLDERS' EQUITY


					        AT		        AT
				       AUGUST 31,1996  NOVEMBER 30,1996
				         (UNAUDITED)      (UNAUDITED)

CURRENT LIABILITIES
   ACCOUNTS PAYABLE		        $ 72,565         $ 76,165
   ACCRUED LIABILITIES	          18,417           18,147
TAXES OTHER THAN INCOME TAX	     21,162           21,162

	TOTAL CURRENT LIABILITIES    112,144          115,744

	TOTAL LIABILITIES		   $112,144         $115,744

STOCKHOLDERS EQUITY (DEFICIT)
   COMMON STOCK, $.001 PAR VALUE
   20,000,000 SHARES AUTHORIZED;
   13,775,000 SHARES ISSUED AND
   OUTSTANDING.			     13,775           13,775

   ADDITIONAL PAID IN CAPITAL   1,997,704        1,997,704
   ACCUMULATED DEFICIT         (2,122,923)      (2,126,523)

   TOTAL STOCKHOLDERS' EQUITY    (111,444)        (115,044)
                                      700              700
					      ===========      ===========

See notes to financial statements.

The balance sheet at August 31,1996 has been derived from the unaudited financial statements at that date.












ALLURE COSMETICS, LTD.
 STATEMENT OF INCOME

                                      THREE MONTHS ENDED
                                          NOVEMBER 30
                                       1995         1996
                                   (UNAUDITED)  (UNAUDITED)

NET SALES
  CUSTOMERS                          $   0          $   0
  MAKE-UP CENTER OF 55th ST. LTD.        0              0
                                         0              0
COST OF SALES
  CUSTOMERS                              0              0
  MAKE-UP CENTER OF 55th ST. LTD.        0              0
0   0
                                     _____          _____

GROSS PROFIT                             0              0

OPERATING EXPENSES
    SELLING                              0              0
    ADMINISTRATIVE                   4,050          3,600

	TOTAL OPERATING EXPENSES        4,050          3,600

OPERATING PROFIT (LOSS)             (4,050)        (3,600)

OTHER INCOME (EXPENSE)
     INTEREST INCOME                     0              0
     INTEREST EXPENSE                    0              0

TOTAL OTHER INCOME (EXPENSE)             0              0

NET INCOME (LOSS)                  ($4,050)       ($3,600)
                                 ==========    ==========
NET INCOME (LOSS) PER SHARE       ($0.0003)       ($.0003)
                                 ==========    ==========
WEIGHED AVERAGE NUMBER OF
    SHARES OUTSTANDING           13,775,000    13,775,000
                                 ==========    ==========

See notes to financial statement.




     ALLURE COSMETICS, LTD.
STATEMENT OF CHANGES IN FINANCIAL POSITION


                                       THREE MONTHS ENDED
                                           NOVEMBER 30
  1995       1996
                                    (UNAUDITED) (UNAUDITED)

WORKING CAPITAL PROVIDED FROM:
    NET INCOME (LOSS)                   ($4,050)   ($3,600)
    ITEMS NOT REQUIRING THE USE OF
       WORKING CAPITAL:
       DEPRECIATION AND AMORTIZATION          0_    _    0_

TOTAL WORKING CAPITAL PROVIDED           (4,050)    (3,600)

INCREASE (DECREASE) IN WORKING CAPITAL  ($4,050)   ($3,600)
                                        ========   ========

CHANGES IN WORKING CAPITAL ITEMS:
   INCREASE (DECREASE) IN CURRENT ASSETS:
          CASH                              ($0)       ($0)

                                             (0)        (0)
(INCREASE) DECREASE IN
CURRENT LIABILITIES:
    ACCOUNTS PAYABLE                    (4,050)     (3,600)
   PAYABLE TO OFFICER P GATTINI          _   0_          0_

INCREASE (DECREASE) IN WORKING CAPITAL ($4,050)    ($3,600)
                                       ========    ========

See notes to financial statement.













ALLURE COSMETICS, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOVEMBER 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 31, 1996.
























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

The Company had zero sales in the first quarter of fiscal 1996 the same as the same quarter of fiscal 1995.

The ratio of current assets to current liabilities was 0.00 at the end of the first quarter of fiscal 1996 as compared to 0.00 the same period of 1995.

The Company had a working capital deficit of $115,744 at November 30, 1996 as compared to a working capital deficit of $105,486 at November 30, 1995; the working capital deficit is mainly attributed to the operating losses.

Item 3.	Quantitative and Qualitative Disclosures About
      	Market Risk.

None.

Forward-Looking Statements.

The statements contained in this report on Form 10-Q that are not historical fact are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, continued compliance with government regulations, customer demand, management of growth, intensity of competition from other cosmetic product vendors, timing and acceptance of new product introductions, general economic conditions and regulatory changes. As well as other relevant risks detailed in the Company's filings with the Securities Exchange Commission, including its Annual Report on Form 10-K for the period ended August 31, 1996, and the information set forth herein should be read in light of such risks.

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


		            ALLURE COSMETICS, LTD.
  (Registrant)

Date: December 17, 2001	By: _____________________________
                             Pietro Gattini, President and
                             Chief Executive Officer