Form 10-Q
period 1997-02-28
ALLURE COSMETICS LTD
filed 2001-12-18
CIK 789932

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: February 28, 1997

Commission File Number: 33-3424 NY

     	           ALLURE COSMETICS, LTD.				____
(Exact name of registrant as specified in its charter)

           Delaware			               22-2473081	____
(State or other jurisdiction			(I.R.S. Employer
of incorporation or organization)		Identification No.)

   31-51 Steinway Street, L.I.C. New York	       11103	____
(Address of principal executive Offices)	     (Zip Code)

Registrant's telephone number,
including area code          (718) 545-0507				____

                            None			__________	____
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

Common Stock, $.001 Par Value 13,775,000 shares as of February
28, 1997.


INDEX
ALLURE COSMETICS, LTD.


PART I	FINANCIAL INFORMATION

Item 1.	Financial Statement (Unaudited)

Balance Sheets-August 31, 1996 and February 28, 1997.

Statements of Changes In Financial Position-Six months ended February 28, 1996 and 1997.

Statements of Income-Three months and Six months ended February 28, 1996 and 1997.

	Notes To Financial Statements-February 28, 1997.

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


				         At                  At
				       AUGUST 31,1996    FEBRUARY 28, 1997
		                   (UNAUDITED)        (UNAUDITED)

CURRENT ASSETS:
      CASH                      $____0               $____0

      TOTAL CURRENT ASSETS	   ____0		        _____0

PROPERTY PLANT AND EQUIPMENT:
   AUTOMOTIVE EQUIPTMENT		  _____0		        _____0
                                     0      		        0
   LESS ALLOWANCE FOR
   DEPRECIATION          	  _____0	     	   _____0
   NET PROPERTY PLANT AND
   EQUIPTMENT		             ____0		         ____0

OTHER ASSETS:
   INVESTMENT-GATTINI CORP.        700		           700
     TOTAL OTHER ASSETS		     700	     	      700
					          700	                700
						  ======		        ======

See notes to financial statements.
The balance sheet at August 31, 1996 has been derived from the unaudited financial statements at that date.
















     ALLURE COSMETICS, LTD.
   COMPARATIVE BALANCE SHEET
LIABILITIES AND STOCKHOLDERS' EQUITY


					           AT		        AT
				         AUGUST 31,1996   FEBRUARY 28,1997
				           (UNAUDITED)       (UNAUDITED)

CURRENT LIABILITIES
   ACCOUNTS PAYABLE		        $ 72,565         $ 79,765
   ACCRUED LIABILITIES	          18,417           18,417
TAXES OTHER THAN INCOME TAX	     21,162           21,162

	TOTAL CURRENT LIABILITIES    112,144          119,344

	TOTAL LIABILITIES		   $112,144         $119,344

STOCKHOLDERS EQUITY (DEFICIT)
   COMMON STOCK, $.001 PAR VALUE
   20,000,000 SHARES AUTHORIZED;
   13,775,000 SHARES ISSUED AND
   OUTSTANDING.			     13,775           13,775

   ADDITIONAL PAID IN CAPITAL   1,997,704        1,997,704
   ACCUMULATED DEFICIT         (2,122,923)      (2,130,123)

   TOTAL STOCKHOLDERS' EQUITY    (111,444)        (118,644)
						        700              700
					      ===========      ===========

See notes to financial statements.

The balance sheet at August 31,1996 has been derived from the unaudited financial statements at that date.













ALLURE COSMETICS, LTD.
 STATEMENT OF INCOME

                                   THREE MONTHS ENDED        SIX MONTH ENDED
                                      FEBRUARY 28              FEBRUARY 28
                                     1996       1997         1996       1997
                                (UNAUDITED)(UNAUDITED)   (UNAUDITED)(UNAUDITED)

NET SALES
 CUSTOMERS                           $   0      $   0        $   0      $   0
 MAKE-UP CENTER OF 55th ST. LTD.         0          0            0          0
                                         0          0            0          0
COST OF SALES
 CUSTOMERS                               0          0            0          0
 MAKE-UP CENTER OF 55th ST. LTD.         0          0            0          0
                                         0          0            0          0
                                     _____      _____        _____      _____

GROSS PROFIT                             0          0            0          0

OPERATING EXPENSES
   SELLING                               0          0            0          0
   ADMINISTRATIVE                    4,050      3,600        8,100      7,200

    TOTAL OPERATING EXPENSES         4,050      3,600        8,100      7,200

OPERATING PROFIT (LOSS)             (4,050)    (3,600)      (8,100)    (7,200)

OTHER INCOME (EXPENSE)
    INTEREST INCOME                      0          0            0          0
    INTEREST EXPENSE                     0          0            0          0

TOTAL OTHER INCOME (EXPENSE)            0          0            0          0

NET INCOME (LOSS)                ($4,050)   ($3,600)     ($8,100)   ($7,200)
                             ========== ==========   ========== ==========
NET INCOME (LOSS) PER SHARE      ($0.0003)   ($.0003)    ($0.0006)  ($0.0005)
                             ========== ==========   ========== ==========
WEIGHED AVERAGE NUMBER OF
    SHARES OUTSTANDING         13,775,000 13,775,000   13,775,000 13,775,000
                             ========== ==========   ========== ==========

See notes to financial statement.















       ALLURE COSMETICS, LTD.
STATEMENT OF CHANGES IN FINANCIAL POSITION


                                        SIX MONTHS ENDED
                                           FEBRUARY 28
  1996       1997
                                     (UNAUDITED)(UNAUDITED)

WORKING CAPITAL PROVIDED FROM:
       NET INCOME (LOSS)                ($8,100)   ($7,200)
    ITEMS'NOT REQUIRING THE USE OF
       WORKING CAPITAL:
       DEPRECIATION AND AMORTIZATION          0_         0_

TOTAL WORKING CAPITAL PROVIDED           (8,100)    (7,200)

INCREASE (DECREASE) IN WORKING CAPITAL  ($8,100)   ($7,200)
                                        ========   ========

CHANGES IN WORKING CAPITAL ITEMS:
   INCREASE (DECREASE) IN CURRENT ASSETS:
   CASH                                    ($0)        ($0)

                                            (0)         (0)
(INCREASE) DECREASE IN
CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                     (7,050)     (7,200)
   PAYABLE TO OFFICER P GATTINI         (1,050)      ____0
                                         8,100       7,200

INCREASE (DECREASE) IN WORKING CAPITAL ($8,100)    ($7,200)
                                       ========    ========

See notes to financial statement.













ALLURE COSMETICS, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FEBRUARY 28, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 31, 1996.























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

The Company had a working capital deficit of $119,344 at February 28, 1997 as compared to a working capital deficit of $109,535 at February 28, 1996; the working capital deficit is mainly attributed to the operating losses.

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


		        ALLURE COSMETICS, LTD.
               (Registrant)


Date: December 17, 2001	By: /S/ Pietro Gattini___________
                             Pietro Gattini, President and
                             Chief Executive Officer