Form 10-Q
period 1998-05-31
ALLURE COSMETICS LTD
filed 2001-12-19
CIK 789932

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: May 31, 1998

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

Common Stock, $.001 Par Value 13,775,000 shares as of May 31,
1998.


INDEX
ALLURE COSMETICS, LTD.


PART I	FINANCIAL INFORMATION

Item 1.	Financial Statement (Unaudited)

Balance Sheets-August 31, 1997 and May 31, 1998.

Statements of Changes In Financial Position-Nine months ended May 31, 1997 and 1998.

Statements of Income-Three months and Nine months ended May 31, 1997 and 1998.

	Notes To Financial Statements-May 31, 1998.

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


				  	  At                    At
   				      AUGUST 31,1997        MAY 31, 1998
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
















     ALLURE COSMETICS, LTD.
   COMPARATIVE BALANCE SHEET
LIABILITIES AND STOCKHOLDERS' EQUITY


					        AT		        AT
				       AUGUST 31,1997       MAY 31,1998
				         (UNAUDITED)        (UNAUDITED)

CURRENT LIABILITIES
   ACCOUNTS PAYABLE		        $ 84,676         $ 95,476
   ACCRUED LIABILITIES	          18,417           18,417
TAXES OTHER THAN INCOME TAX	     21,162           21,162

	TOTAL CURRENT LIABILITIES    124,255          135,055

	TOTAL LIABILITIES		   $124,255         $135,055

STOCKHOLDERS EQUITY (DEFICIT)
   COMMON STOCK, $.001 PAR VALUE
   20,000,000 SHARES AUTHORIZED;
   13,775,000 SHARES ISSUED AND
   OUTSTANDING.			     13,775           13,775

   ADDITIONAL PAID IN CAPITAL   1,997,704        1,997,704
   ACCUMULATED DEFICIT         (2,135,034)      (2,145,833)

   TOTAL STOCKHOLDERS' EQUITY    (123,555)        (134,355)
						        700              700
					      ===========      ===========

See notes to financial statements.

The balance sheet at August 31,1997 has been derived from the unaudited financial statements at that date.













ALLURE COSMETICS, LTD.
 STATEMENT OF INCOME

                                     THREE MONTHS ENDED        NINE MONTH ENDED
                                           MAY 31,                 MAY 31,
                                       1997       1998         1997       1998
                  (UNAUDITED)(UNAUDITED)   (UNAUDITED)(UNAUDITED)

NET SALES
 CUSTOMERS                             $   0      $   0        $   0      $   0
 MAKE-UP CENTER OF 55th ST. LTD.           0          0            0          0
                                           0          0            0          0
COST OF SALES
 CUSTOMERS                                 0          0            0          0
 MAKE-UP CENTER OF 55th ST. LTD.           0          0            0          0
                                           0          0            0          0
                 _____      _____       ______     ______
GROSS PROFIT                               0          0            0          0

OPERATING EXPENSES
   SELLING                                 0          0            0          0
   ADMINISTRATIVE                      3,600      3,600       10,800     10,800

    TOTAL OPERATING EXPENSES           3,600      3,600       10,800     10,800

OPERATING PROFIT (LOSS)               (3,600)    (3,600)     (10,800)   (10,800)

OTHER INCOME (EXPENSE)
    INTEREST INCOME                        0          0            0          0
    INTEREST EXPENSE                       0          0            0          0

TOTAL OTHER INCOME (EXPENSE)               0          0            0          0

NET INCOME (LOSS)                  ($3,600)   ($3,600)    ($10,800)  ($10,800)
                               ==========  =========   ========== ==========
NET INCOME (LOSS) PER SHARE        ($0.0003)   ($.0003)    ($0.0009)  ($0.0008)
                               ========== ==========   ========== ==========
WEIGHED AVERAGE NUMBER OF
    SHARES OUTSTANDING           13,775,000 13,775,000   13,775,000 13,775,000
                                  ========== ==========   ========== ==========

See notes to financial statement.
















      ALLURE COSMETICS, LTD.
STATEMENT OF CHANGES IN FINANCIAL POSITION


                                            NINE MONTHS ENDED
                                                 MAY 31,
      1997       1998
                                         (UNAUDITED)(UNAUDITED)

WORKING CAPITAL PROVIDED FROM:
    NET INCOME (LOSS)                    ($10,800)   ($10,800)
    ITEMS'NOT REQUIRING THE USE OF
       WORKING CAPITAL:
       DEPRECIATION AND AMORTIZATION      _     0_    _     0_

TOTAL WORKING CAPITAL PROVIDED            (10,800)    (10,800)

INCREASE (DECREASE) IN WORKING CAPITAL   ($10,800)   ($10,800)
                                         =========   =========

CHANGES IN WORKING CAPITAL ITEMS:
   INCREASE (DECREASE) IN CURRENT ASSETS:
       CASH                                   ($0)        ($0)

                                               (0)         (0)
(INCREASE) DECREASE IN
CURRENT LIABILITIES:
       ACCOUNTS PAYABLE                   (10,800)    (10,800)
       PAYABLE TO OFFICER P GATTINI            (0)         (0)
                                          (10,800)    (10,800)

INCREASE (DECREASE) IN WORKING CAPITAL   ($10,800)   ($10,800)
                                         =========   =========

See notes to financial statement.













ALLURE COSMETICS, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MAY 31, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 31, 1997.























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

The Company had zero sales in the third quarter of fiscal 1997 the same as the same quarter of fiscal 1996.

The ratio of current assets to current liabilities was 0.00 at the end of the third quarter of fiscal 1997 as compared to 0.00 the same period of 1996.

The Company had a working capital deficit of $135,055 at May 31, 1998 as compared to a working capital deficit of $122,944 at May
31, 1997; the working capital deficit is mainly attributed to the operating losses.

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


		            ALLURE COSMETICS, LTD.
  (Registrant)

Date: December 19, 2001	By: /S/Pietro Gattini
                             Pietro Gattini, President and
                             Chief Executive Officer