Form 10-K
period 1998-08-31
ALLURE COSMETICS LTD
filed 2001-12-19
CIK 789932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1998
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

Yes  X                        No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1998 was approximately $0.00 based on the closing bid price of $0.00 per share on August 31, 1998.

Common Stock, $.001 Par Value 13,775,000 shares as of August 31,
1998.

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

There has been, and is now, only a limited market in the company's securities, which may be attributable to the small public "float" (the securities held by public purchases), the small number of stockholders and market makers. To the best of the Company's knowledge there were no market makers for the Company's Common Stock.

(b) As of August 31, 1998, the approximate number of holders of record of Common Stock of the registrant was 300.

Item 6.	Selected Financial Data

	The selected financial data presented below are derived from the company's financial statement. The financial statements as of August 31, 1994, 1995, 1996, 1997 and 1998 are Unaudited.
This data should be read in conjunction with financial statements and notes thereto appearing elsewhere herein. The Company has never paid cash dividends.

Income Statement Data

                               Year Ended August 31,		__
             1994       1995       1996       1997       1998
         (Unaudited)(Unaudited)(Unaudited)(Unaudited)(Unaudited)

Net Sales   $     0    $    0     $    0     $   0     $    0

Cost of
Sales. . .        0         0          0         0          0

Gross
Profit. . .       0         0          0         0          0

Operating
Expenses. .  17,174    17,735     12,709    12,111     10,735

Net Income
Or (Loss). .(17,174)  (17,735)   (12,709)  (12,111)   (10,735)
before extra-
ordinary item.

Extraordinary
Item. . . .

Net Income
Or (Loss).  (17,174)  (17,735)   (12,709)  (12,111)   (10,735)

Net      (Unaudited)(Unaudited)(Unaudited)(Unaudited)(Unaudited)
Income
(Loss) per
Share. . .  $(.0013)  $(.0013)   $(.0009)  $(.0009)   $(.0007)
before extra-
ordinary item

Net Income
(Loss) per
Share. . . .  $(.0013)  $(.0013)   $(.0009)   $(.0009)  $(.0007)

Selected Balance Sheet Data:

                                            August 31,
                                     1997               1998
                                 (Unaudited)         (Unaudited)

Total Assets                       $    700           $     700

Total Liabilities                  $124,255           $ 134,990

Working Capital (deficiency)      ($124,255)         ($ 134,990)

Stockholders' Equity              ($123,555)         ($ 134,290)

Item 7.	Management's Discussion and Analysis of Financial
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

	The Company had zero sales for the year ended August 31, 1998 the same as the year ended August 31, 1997 and operating losses decreased to $10,735 for the year ended August 31, 1998 as compared to a loss of $12,111 the prior year. Due to the cancellation of old debts.

Liquidity and Capital Resources

	The company had working capital deficit of $134,990 at August 31, 1998 compared to a working capital deficit of $124,255 at August 31, 1997. The working capital ratio was 0.00:1 at August 31, 1998 as compared to working capital of 0.00:1 at August 31, 1997. At August 31, 1998, the Company had $0 available for use. ("See Certain Transactions").

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


PART III

Item 10.	Directors and Executive Officers of the Registrant

       Name            Age           Position

Pietro Gattini          54        President, Chief Executive
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

	The Company on June 1, 1993 has changed the compensation of Pietro Gattini to $1,000 per month.

The company has accrued and owes $12,000 to all officers and directors of the company (1 person) for the fiscal year ending August 31, 1998.

Item 12.	Security Ownership of Certain Beneficial Owners and
       	Managers

	The Following table sets forth certain information regarding the beneficial ownership of the company's Common Stock as of August 31, 1998 by (1) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (2) each of the company's officers and directors; and (3) directors and officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power.

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

	On August 15, 1993 Allure Cosmetics, Ltd. made a final payment $4,505.00 to Milton Samuels Advertising Agency, Inc.
representing the full Settlement of the Judgment obtained on September 27, 1989.

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






SIGNATURES

Pursuant to the requirements of the securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 19th day of December 2001.


                     ALLURE COSMETICS, LTD.
                     (Registrant)

                     By: /S/  Pietro Gattini__________
                         Pietro Gattini, President and
                           Chief Executive Officer

	Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature

(I) Principal Executive
    Officer

/S/ Pietro Gattini_______ President and Chief  December 19, 2001
Pietro Gattini            Executive Officer

(II) Principal Financial
     Accounting Officer

/S/ Pietro Gattini ______ Treasurer            December 19, 2001
Pietro Gattini

(III) Majority of the
      Board of Directors

/S/ Pietro Gattini ______ Director             December 19, 2001
Pietro Gattini







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




































STATEMENT OF FINANCIAL CONDITION


To the Stockholders of
Allure Cosmetics, Ltd.

As shown in the Unaudited financial statements, the company incurred net losses of $10,735 and $12,111 for the years ended August 31, 1998 and 1997, respectively. These factors, among others, as discussed in Note 10, indicate that the Company may be unable to continue in existence. The financial statements do not indicate any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the company be unable to continue existence.

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


                        ALLURE COSMETICS, LTD.


                        /S/  Pietro Gattini_____
                        Pietro Gattini,
                        President

New York, New York
December 19, 2001










      ALLLURE COSMETICS, LTD.
        BALANCE SHEETS

            ASSETS

                                          AT AUGUST 31,
                                  -------------------------
                                   (UNAUDITED)  (UNAUDITED)
                                       1997            1998

CURRENT ASSETS:
  CASH                              $        0     $      0
                                    ----------     --------
       TOTAL CURRENT ASSETS                  0            0
                                    ----------     --------
PROPERTY PLANT AND EQUIPTMENT:
   AUTOMOTIVE EQUIPTMENT                     0            0
                                    ----------     --------
   LESS ALLOWANCE FOR DEPRECIATION           0            0
                                    ----------     --------
   NET PROPERTY PLANT AND EQUIPTMENT         0            0
                                    ----------     --------

OTHER ASSETS:
   INVESTMENT - GATTINI CORPORATION        700          700
                                    ----------     --------
       TOTAL OTHER ASSTES                  700          700
                                    ----------     --------
                                          $700         $700
                                    ==========     ========


The accompanying notes are an integral part of these financial statements.













ALLURE COSMETICS, LTD.
    BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY


                                            AT AUGUST 31,
                                     -------------------------
                                     (UNAUDITED)   (UNAUDITED)
                                         1997          1998
CURRENT LIABILITIES
   ACCOUNTS PAYABLE (NOTE 9)          $ 84,676      $ 95,411
   ACCRUED LIABILITIES (NOTE 9)         18,417        18,417
   TAXES OTHER THAN INCOME TAX (NOTE 9) 21,162        21,162
                                      --------      --------
        TOTAL CURRENT LIABILITIES      124,255       134,990
                                      --------      --------

LONG-TERM LIABILITIES
     SETTLEMENT M.U.C.-LEGAL                 0             0
                                      --------      --------
          TOTAL LONG-TERM LIABILITIES        0             0
                                      --------      --------
          TOTAL LIABILITIES           $124,255      $134,990

STOCKHOLDERS EQUITY (DEFICIT)
     COMMON STOCK, $.001 PAR VALUE
     20,000,000 SHARES AUTHORIZED;
     13,775,000 AND 13,775,000 SHARES
     ISSUED AND OUTSTANDING             13,775        13,775

     ADDITIONAL PAID CAPITAL         1,997,704     1,997,704
     ACCUMULATED DEFICIT            (2,135,034)   (2,145,969)
                                    ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY       (123,555)     (134,290)
                                    ----------    ----------
                                          $700          $700
                                    ==========    ==========


The accompanying notes are an integral part of these financial statements.







ALLURE COSMETICS, LTD.
 STATEMENT OF INCOME

                                       YEAR ENDED
                                       AUGUST 31,
                          --------------------------------------------------
                              1995         1996         1997        1998
                          (UNAUDITED)  (UNAUDITED)  (UNAUDITED) (UNAUDITED)

NET SALES (NOTES 2,3)
   CUSTOMERS                   $   0       $     0      $    0      $    0
   MAKE-UPCENTER 55TH ST. LTD.     0             0           0           0
                                   0             0           0           0

COST OF SALES
   CUSTOMERS                       0             0           0           0
   MAKE-UP CENTER 55TH ST. LTD.    0             0           0           0
                                   0             0           0           0
     GROSS PROFIT                  0             0           0           0
                               -----       -------      ------      ------

OPERATING EXPENSES
   SELLING                         0             0           0           0
   ADMINISTRATIVE             17,735        12,709      12,111      10,735
     TOTAL OPERATING EXPENSES 17,735        12,709      12,111      10,735
                              ------        ------      ------      ------

OPERATING PROFIT (LOSS)      (17,735)      (12,709)    (12,111)    (10,735)

OTHER INCOME (EXPENSE)
   INTEREST INCOME                 0             0           0           0
   INTEREST EXPENSE                0             0           0           0
TOTAL OTHER INCOME (EXPENSE)       0             0           0           0
                              ------        ------      ------      ------
INCOME (LOSS) BEFORE
INCOME TAXES                 (17,735)      (12,709)    (12,111)    (10,735)
                              ------        ------      ------      ------
INCOME TAX EXPENSE                 0             0           0           0
                              ------        ------      ------      ------
INCOME (LOSS) BEFORE
EXTRADINARY ITEM             (17,735)      (12,709)    (12,111)    (10,735)
INCOME (LOSS) EXTRADINARY
ITEM (NOTE 11)                     0             0           0           0
                              ------        ------      ------      ------
NET INCOME (LOSS)           ($17,735)     ($12,709)   ($12,111)   ($10,735)
                           ==========    ==========  ==========  ==========

NET INCOME (LOSS) PER SHARE
BEFORE EXTRADINARY ITEM     ($0.0013)     ($0.0009)   ($0.0009)   ($0.0007)
                           ==========    ==========  ==========  ==========
NET INCOME (LOSS)
PER SHARE                   ($0.0013)     ($0.0009)   ($0.0009)   ($0.0007)
                           ==========    ==========  ==========  ==========
WEIGTHED AVER. NUMBER OF
SHARES OUTSTANDING         13,775,000    13,775,000  13,775,000  13,775,000
                           ==========    ==========  ==========  ==========
The accompanying notes are an integral of these financial statements.
    ALLURE COSMETICS, LTD.
STATEMENT OF CHANGES IN FINANCIAL POSITION
                                                    YEAR ENDED
                                                     AUGUST 31,
                                        ----------------------------------
                                           1996        1997        1998
                                       (UNAUDITED) (UNAUDITED) (UNAUDITED)
WORKING CAPITAL PROVIDED FROM
   NET INCOME (LOSS)                    ($12,709)   ($12,111)   ($10,735)
   ITEMS NOT REQUIRING THE USE OF
     WORKING CAPITAL;
     FURNITURE AND FIXTURES SALE           2,000           0           0
     DEPRECIATION AND AMORTIZATION             0           0           0
     AMORTIZATION OF PROMOTIONAL
     EXPENSE                                   0           0           0
  SECURITY DEPOSITS                            0           0           0
    TOTAL WORKING CAPITAL PROVIDED       (10,709)    (12,111)    (10,735)
USE OF WORKING CAPITAL
  ACQUISTION OF FIXED ASSETS                   0           0           0
  NOTES RECEIVABLE SETTLEMENT
  AGREEMENT                                    0           0           0
  STOCKHOLDER LOAN                             0           0           0
  GATTINI CORPORATION INVESTMENT               0           0           0
  INSTANT WEAVE INVESTMENT                     0           0           0
    TOTAL WORKING CAPITAL USED                 0           0           0
INCREASE (DECREASE) IN WORKING CAPITAL   (10,709)    (12,111)    (10,735)
                                         =======     =======     =======

CHANGES IN WORKING CAPITAL ITEMS:
  INCREASE (DECREASE) IN CURRENT ASSETS:
    CASH                                    ($14)        ($0)        ($0)
    ACCOUNTS RECIEVABLE - CUSTOMERS            0           0           0
    ACCOUNTS RECEIVABLE - MAKE-UP CENTER       0           0           0
    INVENTORIES                                0           0           0
    PREPAID EXPENSES                           0           0           0
                                             (14)         (0)         (0)

(INCREASE) DECREASE IN CURRENT
LIABILITIES
    ACCOUNTS PAYABLE                      (8,728)    (12,111)    (10,735)
    ACCRUED LIABILITIES                        0           0           0
    TAXES OTHER THAN INCOME                    0           0           0
    LOAN PAYABLE TO OFFICER P GATTINI     (1,967)         (0)         (0)
                                         (10,695)    (12,111)    (10,735)

(INCREASE) DECREASE IN LONG-TERM
LIABILITIES
    SETTLEMENT AGREEMENT LEGAL                 0           0           0
                                               0           0           0
                                        ($10,709)   ($12,111)   ($10,735)



The accompanying notes are an integral part of these financial statements.



      ALLURE COSMETICS, LTD.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED AUGUST 31, 1988, 1989, 1990, 1991, 1992, 1993, 1994,
                               1995, 1996, 1997 AND 1998

                                        ADDITIONAL
                        COMMON STOCK    PAID-IN     ACCUMULATED
                      SHARES    AMOUNT  CAPITAL     DEFICIT         TOTAL
                     ---------  ------  ----------  -----------   ---------
BALANCE
   AUGUST 31, 1988  13,775,000  13,775  $1,997,704  ($1,265,542)  $ 745,937
   NET LOSS         __________  ______   _________      (58,723)    (58,723)
BALANCE
   AUGUST 31, 1989  13,775,000  13,775  $1,997,704  ($1,324,265)  $ 687,214
   NET LOSS         __________  ______  __________      166,102_   (166,102)
BALANCE
   AUGUST 31, 1990  13,775,000  13,775  $1,997,704  ($1,490,367)  $ 521,112
   ADJUSTMENT FOR
   ROUNDING OFF                                               3           3
   NET LOSS         __________  ______  __________     (370,362)   (370,962)
BALANCE
   AUGUST 31, 1991  13,775,000  13,775  $1,997,704  ($1,860,726)  $ 150,753
   NET LOSS         __________  ______  __________      (76,026)    (76,026)
BALANCE
   AUGUST 31, 1992  13,775,000  13,775  $1,997,704  ($1,936,752)  $  74,727
   NET LOSS         __________  ______  __________     (138,553)   (138,553)
BALANCE
   AUGUST 31, 1993  13,775,000  13,775  $1,997,704  ($2,075,305)   ($63,826)
   NET LOSS         __________  ______  __________      (17,174)    (17,174)
BALANCE
   AUGUST 31, 1994  13,775,000  13,775  $1,997,704  ($2,092,479)   ($81,000)
   NET LOSS         __________  ______  __________      (17,735)    (17,735)
BALANCE
   AUGUST 31, 1995  13,775,000  13,775  $1,997,704  ($2,110,214)   ($98,735)
   NET LOSS         __________  ______  __________      (12,709)    (12,709)
BALANCE
   AUGUST 31, 1996  13,775,000  13,775  $1,997,704  ($2,122,923)  ($111,444)
BALANCE
   AUGUST 31, 1997  __________  ______  __________      (12,111)    (12,111)
   NET LOSS         13,775,000  13,775  $1,997,704   $2,135,034    $123,555
BALANCE
   AUGUST 31, 1998  __________  ______  __________      (10,735)    (10,735)
   NET LOSS         13,775,000  13,775  $1,997,704   $2,145,769    $134,290
                    ==========  ======  ==========  ============  ==========

The accompanying notes are an integral part of these financial statements.











ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1998

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

(e) Fixed Assets

Fixed assets are recorded at cost. Depreciation is provided on the straight line basis on an estimated useful life of five years.
Leasehold improvements are amortized on a straight-line basis over the term of the lease.
ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1998

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




ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1998

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

ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1998

bankruptcy laws, however it does not rule out the possibility should it choose to do so.

5. PREPAID EXPENSES

Prepaid expenses consisted of:

      August 31, 1996   August 31, 1997   August 31, 1998

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

The Company on June 1, 1993 has changed the compensation of Pietro Gattini to $1,000 per month.

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


ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1998

9. ACCRUED EXPENSES

Accrued expenses consists of the following:


                         August 31, 1997     August 31, 1998

Payroll Tax                    $ 21,162            $ 21,162
SEC Filing Fees                   1,500               1,500
Compensation Payable
           P. Gattini            51,000              63,000
Rent Payable-Gattini Corp.       17,400              19,800
Loan Pay to P. Gattini            4,317               4,317
Loan Pay to Gattini Corp.        14,100              14,100
                               $109,479            $123,879
                               ========            ========

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

ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1998

Allure Cosmetics, Ltd.
Supplementary Income Statement Information

Item

Charged to Costs and Expenses
Year Ended August 31,

                            1995     1996     1997     1998

Rent                       2,400    2,400    2,400    2,400
Commissions                    0        0        0        0
Utilities                      0        0        0        0
Professional Fees              0        0        0        0
P. Gattini Compensation   12,000   12,000   12,000   12,000