Form 10-Q
period 1999-05-31
ALLURE COSMETICS LTD
filed 2001-12-21
CIK 789932

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: May 31, 1999

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

Common Stock, $.001 Par Value 13,775,000 shares as of May 31,
1999.


INDEX
ALLURE COSMETICS, LTD.


PART I	FINANCIAL INFORMATION

Item 1.	Financial Statement (Unaudited)

Balance Sheets-August 31, 1998 and May 31, 1999.

Statements of Changes In Financial Position-Nine months ended May 31, 1998 and 1999.

Statements of Income-Three months and Nine months ended May 31, 1998 and 1999.

	Notes To Financial Statements-May 31, 1999.

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


				  	  At                    At
   				      AUGUST 31,1998        MAY 31, 1999
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
















     ALLURE COSMETICS, LTD.
   COMPARATIVE BALANCE SHEET
LIABILITIES AND STOCKHOLDERS' EQUITY


					        AT		        AT
				       AUGUST 31,1998       MAY 31,1999
				         (UNAUDITED)        (UNAUDITED)

CURRENT LIABILITIES
   ACCOUNTS PAYABLE		        $ 95,411         $106,211
   ACCRUED LIABILITIES	          18,417           18,417
TAXES OTHER THAN INCOME TAX	     21,162           21,162

	TOTAL CURRENT LIABILITIES    134,990          145,790

	TOTAL LIABILITIES		   $134,990         $145,790

STOCKHOLDERS EQUITY (DEFICIT)
   COMMON STOCK, $.001 PAR VALUE
   20,000,000 SHARES AUTHORIZED;
   13,775,000 SHARES ISSUED AND
   OUTSTANDING.			     13,775           13,775

   ADDITIONAL PAID IN CAPITAL   1,997,704        1,997,704
   ACCUMULATED DEFICIT         (2,145,769)      (2,156,569)

   TOTAL STOCKHOLDERS' EQUITY    (134,290)        (145,090)
						        700              700
					      ===========      ===========

See notes to financial statements.

The balance sheet at August 31,1998 has been derived from the unaudited financial statements at that date.













ALLURE COSMETICS, LTD.
 STATEMENT OF INCOME

             THREE MONTHS ENDED     NINE MONTH ENDED
                                           MAY 31,                    MAY 31,
                                 1998       1999           1998         1999
                              (UNAUDITED)(UNAUDITED)   (UNAUDITED)(UNAUDITED)
NET SALES
CUSTOMERS                      $   0      $   0        $   0        $   0
 MAKE-UP CENTER OF 55th ST. LTD.     0          0            0           0
                                    0          0            0            0
COST OF SALES
 CUSTOMERS          0          0            0            0
 MAKE-UP CENTER OF 55th ST. LTD.     0          0            0            0
                               0          0            0            0
                _____      _____       ______       ______
GROSS PROFIT    0          0            0            0

OPERATING EXPENSES
   SELLING              0          0            0            0
   ADMINISTRATIVE   3,600      3,600       10,800       10,800

TOTAL OPERATING EXPENSES  3,600      3,600       10,800       10,800

OPERATING PROFIT (LOSS)      (3,600)    (3,600)     (10,800)     (10,800)

OTHER INCOME (EXPENSE)
 INTEREST INCOME                        0          0            0            0
 INTEREST EXPENSE                     0          0            0            0

     0            0            0
268:
NET INCOME (LOSS)                  ($3,600)   ($3,600)    ($10,800)    ($10,800)
                               ==========  =========   ==========   ==========
   ($0.0003)   ($.0003)    ($0.0009)    ($0.0009)
                               ========== ==========   ==========   ==========
WEIGHED AVERAGE NUMBER OF
274 SHARES OUTSTANDING  13,775,000 13,775,000   13,775,000    13,775,000
    ========== ==========   ==========    ==========

See notes to financial statement.
















      ALLURE COSMETICS, LTD.
STATEMENT OF CHANGES IN FINANCIAL POSITION


                                            NINE MONTHS ENDED
                                                 MAY 31,
      1998       1999
                                         (UNAUDITED)(UNAUDITED)

WORKING CAPITAL PROVIDED FROM:
    NET INCOME (LOSS)                    ($10,800)   ($10,800)
    ITEMS'NOT REQUIRING THE USE OF
       WORKING CAPITAL:
       DEPRECIATION AND AMORTIZATION      _     0_    _     0_

TOTAL WORKING CAPITAL PROVIDED            (10,800)    (10,800)

INCREASE (DECREASE) IN WORKING CAPITAL   ($10,800)   ($10,800)
                                         =========   =========

CHANGES IN WORKING CAPITAL ITEMS:
   INCREASE (DECREASE) IN CURRENT ASSETS:
       CASH                                   ($0)        ($0)

                                               (0)         (0)
(INCREASE) DECREASE IN
CURRENT LIABILITIES:
       ACCOUNTS PAYABLE                   (10,800)    (10,800)
       PAYABLE TO OFFICER P GATTINI            (0)         (0)
                                          (10,800)    (10,800)

INCREASE (DECREASE) IN WORKING CAPITAL   ($10,800)   ($10,800)
                                         =========   =========

See notes to financial statement.












ALLURE COSMETICS, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MAY 31, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 31, 1998.
























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

The Company had zero sales in the third quarter of fiscal 1998 the same as the same quarter of fiscal 1997.

The ratio of current assets to current liabilities was 0.00 at the end of the third quarter of fiscal 1998 as compared to 0.00 the same period of 1997.

The Company had a working capital deficit of $145,790 at May 31, 1999 as compared to a working capital deficit of $135,055 at May
31, 1998; the working capital deficit is mainly attributed to the operating losses.

Item 3.	Quantitative and Qualitative Disclosures About
      	Market Risk.

None.

Forward-Looking Statements.

The statements contained in this report on Form 10-Q that are not historical fact are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, continued compliance with government regulations, customer demand, management of growth, intensity of competition from other cosmetic product vendors, timing and acceptance of new product introductions, general economic conditions and regulatory changes. As well as other relevant risks detailed in the Company's filings with the Securities Exchange Commission, including its Annual Report on Form 10-K for the period ended August 31, 1998, the Quarterly Reports on Form 10-Q for the period ended November 30, 1998, Form 10-Q for the period ended February 28, 1999 and the information set forth herein should be read in light of such risks.

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


		            ALLURE COSMETICS, LTD.
  (Registrant)

Date: December 20, 2001	By: /S/Pietro Gattini
                             Pietro Gattini, President and
                             Chief Executive Officer