Form 10-Q
period 2001-05-31
ALLURE COSMETICS LTD
filed 2001-12-21
CIK 789932

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: May 31, 2001

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

Common Stock, $.001 Par Value 13,775,000 shares as of May 31,
2001.


INDEX
ALLURE COSMETICS, LTD.


PART I	FINANCIAL INFORMATION

Item 1.	Financial Statement (Unaudited)

Balance Sheets-August 31, 2000 and May 31, 2001.

Statements of Changes In Financial Position-Nine months ended May 31, 2000 and 2001.

Statements of Income-Three months and Nine months ended May 31, 2000 and 2001.

	Notes To Financial Statements-May 31, 2001.

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


				  	  At                    At
   				      AUGUST 31,2000        MAY 31, 2001
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
















     ALLURE COSMETICS, LTD.
   COMPARATIVE BALANCE SHEET
LIABILITIES AND STOCKHOLDERS' EQUITY


					        AT		        AT
				       AUGUST 31,2000       MAY 31,2001
				         (UNAUDITED)        (UNAUDITED)

CURRENT LIABILITIES
   ACCOUNTS PAYABLE		        $124,211         $135,011
   ACCRUED LIABILITIES	          19,494           20,343
TAXES OTHER THAN INCOME TAX	     21,162           21,162

	TOTAL CURRENT LIABILITIES    164,867          176,516

	TOTAL LIABILITIES		   $164,867         $176,516

STOCKHOLDERS EQUITY (DEFICIT)
   COMMON STOCK, $.001 PAR VALUE
   20,000,000 SHARES AUTHORIZED;
   13,775,000 SHARES ISSUED AND
   OUTSTANDING.			     13,775           13,775

   ADDITIONAL PAID IN CAPITAL   1,997,704        1,997,704
   ACCUMULATED DEFICIT         (2,175,646)      (2,187,295)

   TOTAL STOCKHOLDERS' EQUITY    (164,167)        (175,816)
						        700              700
					      ===========      ===========

See notes to financial statements.

The balance sheet at August 31, 2000 has been derived from the unaudited financial statements at that date.













ALLURE COSMETICS, LTD.
 STATEMENT OF INCOME

               THREE MONTHS ENDED           NINE MONTH ENDED
                                           MAY 31,                    MAY 31,
                                  2000       2001           2000         2001
                              (UNAUDITED)(UNAUDITED)   (UNAUDITED)(UNAUDITED)
NET SALES
 CUSTOMERS                 $   0      $   0        $   0        $   0
 MAKE-UP CENTER OF 55th ST. LTD.    0          0            0            0
                            0          0            0            0
COST OF SALES
 CUSTOMERS            0          0            0            0
 MAKE-UP CENTER OF 55th ST. LTD.      0          0          0          0
                              0          0            0            0
                         _____      _____       ______       ______
GROSS PROFIT        0          0            0            0

OPERATING EXPENSES
   SELLING                  0          0            0            0
   ADMINISTRATIVE   4,373      3,888       11,573       11,649

    TOTAL OPERATING EXPENSES 4,373      3,888       11,573       11,649

OPERATING PROFIT (LOSS)    (4,373)    (3,888)     (11,573)     (11,649)

OTHER INCOME (EXPENSE)
    INTEREST INCOME           0          0            0            0
    INTEREST EXPENSE        0          0            0            0

TOTAL OTHER INCOME (EXPENSE)  0          0            0            0

NET INCOME (LOSS)                  ($4,373)   ($3,888)    ($11,573)    ($11,649)
                               ==========  =========   ==========   ==========
NET INCOME (LOSS) PER SHARE  ($.0003)   ($.0003)     ($.0009)     ($.0009)
                               ========== ==========   ==========   ==========
WEIGHED AVERAGE NUMBER OF
    SHARES OUTSTANDING 13,775,000 13,775,000   13,775,000    13,775,000
                        ========== ==========   ==========    ==========

See notes to financial statement.
















      ALLURE COSMETICS, LTD.
STATEMENT OF CHANGES IN FINANCIAL POSITION


                                            NINE MONTHS ENDED
                                                 MAY 31,
      2000       2001
                                         (UNAUDITED)(UNAUDITED)

WORKING CAPITAL PROVIDED FROM:
    NET INCOME (LOSS)                    ($11,573)   ($11,649)
    ITEMS'NOT REQUIRING THE USE OF
       WORKING CAPITAL:
       DEPRECIATION AND AMORTIZATION      _     0_    _     0_

TOTAL WORKING CAPITAL PROVIDED            (11,573)    (11,649)

INCREASE (DECREASE) IN WORKING CAPITAL   ($11,573)   ($11,649)
                                         =========   =========

CHANGES IN WORKING CAPITAL ITEMS:
   INCREASE (DECREASE) IN CURRENT ASSETS:
       CASH                                   ($0)        ($0)

                                               (0)         (0)
(INCREASE) DECREASE IN
CURRENT LIABILITIES:
       ACCOUNTS PAYABLE                   (10,800)    (10,800)
       PAYABLE TO OFFICER P GATTINI            (0)         (0)
       PAYABLE TO GATTINI CORP.              (773)       (849)
                                          (11,573)    (11,649)

INCREASE (DECREASE) IN WORKING CAPITAL   ($11,573)   ($11,649)
                                         =========   =========

See notes to financial statement.












ALLURE COSMETICS, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MAY 31, 2001

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ended August 31, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 31, 2000.
























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

The Company had zero sales in the third quarter of fiscal 2000 the same as the same quarter of fiscal 1999.

The ratio of current assets to current liabilities was 0.00 at the end of the third quarter of fiscal 2000 as compared to 0.00 the same period of 1999.

The Company had a working capital deficit of $176,516 at May 31, 2001 as compared to a working capital deficit of $160,963 at May
31, 2000; the working capital deficit is mainly attributed to the operating losses.

Item 3.	Quantitative and Qualitative Disclosures About
      	Market Risk.

None.

Forward-Looking Statements.

The statements contained in this report on Form 10-Q that are not historical fact are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, continued compliance with government regulations, customer demand, management of growth, intensity of competition from other cosmetic product vendors, timing and acceptance of new product introductions, general economic conditions and regulatory changes. As well as other relevant risks detailed in the Company's filings with the Securities Exchange Commission, including its Annual Report on Form 10-K for the period ended August 31, 2000, the Quarterly Reports on Form 10-Q for the period ended November 30, 2000, Form 10-Q for the period ended February 28, 2001 and the information set forth herein should be read in light of such risks.

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