Form 10-K
period 2001-08-31
ALLURE COSMETICS LTD
filed 2001-12-27
CIK 789932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2001
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

Yes  X                        No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2001 was approximately $0.00 based on the closing bid price of $0.00 per share on August 31, 2001.

Common Stock, $.001 Par Value 13,775,000 shares as of August 31,
2001.

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

     The Company is currently developing a new line of cosmetic and skin care products and exploring the possibility of marketing and distributing its products on the Internet. (See subsequent events and Form 8-K filed with the SECURITIES AND
EXCHANGE COMMISSION on November 30, 2001).

Products

	Allure discontinued all distribution and marketing of its products in January 1990.

     The Company is currently developing a new line of cosmetic and skin care products and exploring the possibility of marketing and distributing its products on the Internet. (See subsequent events and Form 8-K filed with the SECURITIES AND
EXCHANGE COMMISSION on November 30, 2001).

Distribution and Marketing

	Allure discontinued all distribution and marketing of its products in January 1990.

     The Company is currently developing a new line of cosmetic and skin care products and exploring the possibility of marketing and distributing its products on the Internet. (See subsequent events and Form 8-K filed with the SECURITIES AND
EXCHANGE COMMISSION on November 30, 2001).

Product Returns

	Allure discontinued all distribution and marketing of its products In January 1990.

     The Company is currently developing a new line of cosmetic and skin care products and exploring the possibility of marketing and distributing its products on the Internet. (See subsequent events and Form 8-K filed with the SECURITIES AND
EXCHANGE COMMISSION on November 30, 2001).

Backlog

	None

Manufacturing

	None

Proprietary Protection

	The Company does not have any patents or patents pending on any of its cosmetic or skin care products.

Competition

     The Company is currently developing a new line of cosmetic and skin care products and exploring the possibility of marketing and distributing its products on the Internet. (See subsequent events and Form 8-K filed with the SECURITIES AND
EXCHANGE COMMISSION on November 30, 2001).

Product Development

	Allure does not maintain a research and development program nor are material funds expended for independent research or development. At the present time the Company is currently developing a new line of cosmetic and skin care products and exploring the possibility of marketing and distributing its products on the Internet. (See subsequent events and Form 8-K filed with the SECURITIES AND EXCHANGE COMMISSION on November
30, 2001). The Company will attempt to introduce new products twice a year in order to coordinate its cosmetic line with general fashion industry trends.

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

There has been, and is now, only a limited market in the company's securities, which may be attributable to the small public "float" (the securities held by public purchases), the small number of stockholders and market makers. To the best of the Company's knowledge as of August 31, 2001 there were no market makers for the Company's Common Stock.

(b)	As of August 31, 2001, the approximate number of
holders of record of Common Stock of the registrant was 300.

Item 6.	Selected Financial Data

	The selected financial data presented below are derived from the company's financial statement. The financial statements as of August 31, 1997, 1998, 1999, 2000 and 2001 are Unaudited.
This data should be read in conjunction with financial statements and notes thereto appearing elsewhere herein. The Company has never paid cash dividends.




Income Statement Data

                               Year Ended August 31,		__
             1997       1998       1999       2000       2001
         (Unaudited)(Unaudited)(Unaudited)(Unaudited)(Unaudited)

Net Sales   $     0     $    0     $   0     $    0    $     0

Cost of
Sales. . .        0          0         0          0    $     0

Gross
Profit. . .       0          0         0          0    $     0

Operating
Expenses. .  12,111     10,735    14,400     15,477     15,747

Net Income
Or (Loss). .(12,111)   (10,735)  (14,400)  ($15,477)  ($15,747)
before extra-
ordinary item.

Extraordinary
Item. . . .

Net Income
Or (Loss).  (12,111)   (10,735)   (14,400) ($15,477)  ($15,747)

Net      (Unaudited)(Unaudited)(Unaudited)(Unaudited)(Unaudited)
Income
(Loss) per
Share. . .  $(.0009)   $(.0007)   $(.001)   $(.001)     $(.001)

Selected Balance Sheet Data:

                                            August 31,
                                     2000               2001
                                 (Unaudited)         (Unaudited)

Total Assets                       $    700           $   1,810

Total Liabilities                  $164,867           $ 181,724

Working Capital (deficiency)      ($164,867)         ($ 180,614)

Stockholders' Equity              ($164,167)         ($ 179,914)

Item 7.	Management's Discussion and Analysis of Financial
      	Condition and Results of Operations

Results of Operations

	Currently Allure Cosmetics, Ltd. is not doing any business and it is the intention of management to try to reorganize, and at this time it is the intention of management to explore the possibility of reorganization without the use of the protection afforded under bankruptcy laws, however it does not rule out the possibility should it choose to do so.

     The Company is currently developing a new line of cosmetic and skin care products and exploring the possibility of marketing and distributing its products on the internet. (see subsequent events and Form 8-K filed with the SECURITIES AND
EXCHANGE COMMISSION on November 30, 2001).

	The Company had zero sales for the year ended August 31, 2001 the same as the year ended August 31, 2000 and operating losses increased to $15,747 for the year ended August 31, 2001 as compared to a loss of $15,477 the prior year.

Liquidity and Capital Resources

	The company had working capital deficit of $180,614 at August 31, 2001 compared to a working capital deficit of $164,867 at August 31, 2000. The working capital ratio was 0.00:1 at August 31, 2001 as compared to working capital of 0.00:1 at August 31, 2000. At August 31, 2001, the Company had $1,110 available for use consisting of inventory purchased in anticipation of the testing and development of a new line of cosmetic and skin care products and exploring the possibility of marketing and distributing its products on the internet. (see subsequent events and Form 8-K filed with the SECURITIES AND EXCHANGE COMMISSION on November 30, 2001). To date all of the Company's obligations have been met by loans made to the Company by the Gattini Corporation and its President Pietro Gattini.
The Company's capital resources are limited and that there are no assurances that it will have the ability to continue its operations through the continuous borrowing from its majority shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About
      	Market Risk.

None.

Forward-Looking Statement

The statements contained in this report on Form 10-K that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, continued compliance with government regulations, customer demand, management of growth, intensity of competition from other cosmetic product vendors, timing and acceptance of new product introductions, general economic conditions and regulatory changes. As well as other relevant risks detailed in the Company's filings with the Securities Exchange Commission, including its Annual Report on Form 10-K for the period ended August 31, 2000, the Quarterly Reports on Form 10-Q for the periods ended November 30, 2000, February 29, 2001, May 31, 2001 and the Form 8-K filed with the Securities and Exchange Commission on November 30, 2001, and the information set forth herein should be read in light of such risks.


PART III

Item 10.	Directors and Executive Officers of the Registrant

       Name            Age           Position

Pietro Gattini          57        President, Chief Executive
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

	The Company on June 1, 1993 changed the compensation of Pietro Gattini to $1,000 per month.

The company has accrued and owes $12,000 to all officers and directors of the company (1 person) for the fiscal year ending August 31, 2001.

Item 12.	Security Ownership of Certain Beneficial Owners and
       	Managers

	The Following table sets forth certain information regarding the beneficial ownership of the company's Common Stock as of August 31, 2001 by (1) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (2) each of the company's officers and directors; and (3) directors and officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power.

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

Subsequent Events

    On November 30, 2001 the Company filed with the Securities and Exchange Commission Form 8-K stating that it has developed a new line of cosmetics and related products to be sold over the internet through the company's web site www.allurecosmetics.com. The Company's products will include but are not limited to Anti-Aging, Bath and Body, Hair Care, Makeup, Weight Loss, Natural Healing and Vitamins. The Company's web site should be completed and operational in December 2001.




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

8. Reference is made to Form 8-K filed by the company with Securities and Exchange Commission on November 30, 2001, and is hereby incorporated herein.





















SIGNATURES

Pursuant to the requirements of the securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 26th day of December 2001.


                     ALLURE COSMETICS, LTD.
                     (Registrant)

                     By: /S/  Pietro Gattini__________
                         Pietro Gattini, President and
                           Chief Executive Officer

	Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature

(I) Principal Executive
    Officer

/S/ Pietro Gattini_______ President and Chief  December 26, 2001
Pietro Gattini            Executive Officer

(II) Principal Financial
     Accounting Officer

/S/ Pietro Gattini ______ Treasurer            December 26, 2001
Pietro Gattini

(III) Majority of the
      Board of Directors

/S/ Pietro Gattini ______ Director             December 26, 2001
Pietro Gattini











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







































STATEMENT OF FINANCIAL CONDITION


To the Stockholders of
Allure Cosmetics, Ltd.

As shown in the Unaudited financial statements, the company incurred net losses of $15,477 and $15,477 for the years ended August 31, 2001 and 2000, respectively. These factors, among others, as discussed in Note 10, indicate that the Company may be unable to continue in existence. The financial statements do not indicate any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the company be unable to continue existence.

The Company is currently developing a new line of cosmetic and skin care products and exploring the possibility of marketing and distributing its products on the internet. (see subsequent events and Form 8-K filed with the SECURITIES AND EXCHANGE COMMISSION on November 30, 2001).

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


                        ALLURE COSMETICS, LTD.


                        /S/  Pietro Gattini_____
                        Pietro Gattini,
                        President

New York, New York
December 26, 2001







      ALLURE COSMETICS, LTD.
        BALANCE SHEETS

            ASSETS

                                          AT AUGUST 31,
                                  -------------------------
                                   (UNAUDITED)  (UNAUDITED)
                                       2000            2001

CURRENT ASSETS:
  CASH                              $        0     $      0
  INVENTORIES                                0        1,110
                                    ----------     --------
       TOTAL CURRENT ASSETS                  0        1,110
                                    ----------     --------
PROPERTY PLANT AND EQUIPMENT:
   AUTOMOTIVE EQUIPMENT                      0            0
                                    ----------     --------
   LESS ALLOWANCE FOR DEPRECIATION           0            0
                                    ----------     --------
   NET PROPERTY PLANT AND EQUIPMENT          0            0
                                    ----------     --------

OTHER ASSETS:
   INVESTMENT - GATTINI CORPORATION        700          700
                                    ----------     --------
       TOTAL OTHER ASSETS                  700          700
                                    ----------     --------
                                          $700       $1,810
                                    ==========     ========


The accompanying notes are an integral part of these financial statements.















ALLURE COSMETICS, LTD.
    BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY


                                            AT AUGUST 31,
                                     -------------------------
                                     (UNAUDITED)   (UNAUDITED)
                                         2000          2001
CURRENT LIABILITIES
   ACCOUNTS PAYABLE (NOTE 9)          $124,211      $139,958
   ACCRUED LIABILITIES (NOTE 9)         19,494        20,604
   TAXES OTHER THAN INCOME TAX (NOTE 9) 21,162        21,162
                                      --------      --------
        TOTAL CURRENT LIABILITIES      164,867       181,724
                                      --------      --------

LONG-TERM LIABILITIES

          TOTAL LONG-TERM LIABILITIES        0             0
                                      --------      --------
          TOTAL LIABILITIES           $164,867      $181,724

STOCKHOLDERS EQUITY (DEFICIT)
     COMMON STOCK, $.001 PAR VALUE
     20,000,000 SHARES AUTHORIZED;
     13,775,000 AND 13,775,000 SHARES
     ISSUED AND OUTSTANDING             13,775        13,775

     ADDITIONAL PAID CAPITAL         1,997,704     1,997,704
     ACCUMULATED DEFICIT            (2,175,646)   (2,191,393)
                                    ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY       (164,167)     (179,914)
                                    ----------    ----------
                                          $700        $1,810
                                    ==========    ==========


The accompanying notes are an integral part of these financial statements.











ALLURE COSMETICS, LTD.
 STATEMENT OF INCOME

                                       YEAR ENDED
                                       AUGUST 31,
                          --------------------------------------------------
                              1998         1999         2000        2001
                          (UNAUDITED)  (UNAUDITED)  (UNAUDITED) (UNAUDITED)

NET SALES (NOTES 2,3)
   CUSTOMERS                   $   0       $     0      $    0      $    0
   MAKE-UP CENTER 55TH ST. LTD.    0             0           0           0
                                   0             0           0           0

COST OF SALES
   CUSTOMERS                       0             0           0           0
   MAKE-UP CENTER 55TH ST. LTD.    0             0           0           0
                                   0             0           0           0
     GROSS PROFIT                  0             0           0           0
                               -----       -------      ------      ------

OPERATING EXPENSES
   SELLING                         0             0           0           0
   ADMINISTRATIVE             10,735        14,400      15,477      15,747
     TOTAL OPERATING EXPENSES 10,735        14,400      15,477      15,747
                              ------        ------      ------      ------

OPERATING PROFIT (LOSS)      (10,735)      (14,400)    (15,477)    (15,747)

OTHER INCOME (EXPENSE)
   INTEREST INCOME                 0             0           0           0
   INTEREST EXPENSE                0             0           0           0
TOTAL OTHER INCOME (EXPENSE)       0             0           0           0
                              ------        ------      ------      ------
INCOME (LOSS) BEFORE
INCOME TAXES                 (10,735)      (14,400)    (15,477)    (15,747)
                              ------        ------      ------      ------
INCOME TAX EXPENSE                 0             0           0           0
                              ------        ------      ------      ------
INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM           (10,735)      (14,400)    (15,477)    (15,747)
INCOME (LOSS) EXTRAORDINARY
ITEM                               0             0           0           0
                              ------        ------      ------      ------
NET INCOME (LOSS)           ($10,735)     ($14,400)   ($15,477)   ($15,747)
                           ==========    ==========  ==========  ==========

NET INCOME (LOSS) PER SHARE
BEFORE EXTRAORDINARY ITEM   ($0.0007)     ($0.001)     ($.001)     ($.001)
                           ==========    ==========  ==========  ==========
NET INCOME (LOSS)
PER SHARE                   ($0.0007)     ($0.001)     ($.001)     ($.001)
                           ==========    ==========  ==========  ==========
WEIGHTED AVER. NUMBER OF
SHARES OUTSTANDING         13,775,000    13,775,000  13,775,000  13,775,000
                           ==========    ==========  ==========  ==========



The accompanying notes are an integral of these financial statements.

ALLURE COSMETICS, LTD.
STATEMENT OF CHANGES IN FINANCIAL POSITION
                                                    YEAR ENDED
                                                     AUGUST 31,
                                        ----------------------------------
                                           1999        2000        2001
                                       (UNAUDITED) (UNAUDITED) (UNAUDITED)
WORKING CAPITAL PROVIDED FROM
   NET INCOME (LOSS)                    ($14,400)   ($15,477)   ($15,747)
   ITEMS NOT REQUIRING THE USE OF
     WORKING CAPITAL;
     FURNITURE AND FIXTURES SALE               0           0           0
     DEPRECIATION AND AMORTIZATION             0           0           0
     AMORTIZATION OF PROMOTIONAL
     EXPENSE                                   0           0           0
  SECURITY DEPOSITS                0           0           0
    TOTAL WORKING CAPITAL PROVIDED      ($14,400)   ($15,477)   ($15,747)
USE OF WORKING CAPITAL
  ACQUISITION OF FIXED ASSETS                   0           0           0
  NOTES RECEIVABLE SETTLEMENT
  AGREEMENT                                    0           0           0
  STOCKHOLDER LOAN                             0           0           0
  GATTINI CORPORATION INVESTMENT               0           0           0
  INSTANT WEAVE INVESTMENT                     0           0           0
    TOTAL WORKING CAPITAL USED                 0           0           0
INCREASE (DECREASE) IN WORKING CAPITAL  ($14,400)   ($15,477)   ($15,747)
                                         =======     =======     =======

CHANGES IN WORKING CAPITAL ITEMS:
  INCREASE (DECREASE) IN CURRENT ASSETS:
    CASH                                     ($0)        ($0)        ($0)
    ACCOUNTS RECEIVABLE - CUSTOMERS            0           0           0
    ACCOUNTS RECEIVABLE - MAKE-UP CENTER       0           0           0
    INVENTORIES                                0           0       1,110
    PREPAID EXPENSES                           0           0           0
                                              (0)         (0)     $1,110

(INCREASE) DECREASE IN CURRENT
LIABILITIES
    ACCOUNTS PAYABLE                    ($14,400)   ($14,400)   ($15,747)
    ACCRUED LIABILITIES                        0           0           0
    TAXES OTHER THAN INCOME                    0           0           0
    LOAN PAYABLE TO OFFICER P GATTINI         (0)         (0)         (0)
    LOAN PAYABLE TO GATTINI CORP.             (0)     (1,077)     (1,110)
                                        ($14,400)   ($15,477)   ($16,857)

(INCREASE) DECREASE IN LONG-TERM
LIABILITIES                                    0           0           0
                                               0           0           0
                                        ($14,400)   ($15,477)   ($15,747)



The accompanying notes are an integral part of these financial statements.







ALLURE COSMETICS, LTD.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED AUGUST 31, 1988, 1989, 1990, 1991, 1992, 1993, 1994,
                               1995, 1996, 1997, 1998, 1999, 2000 AND 2001

                                        ADDITIONAL
                        COMMON STOCK    PAID-IN     ACCUMULATED
                      SHARES    AMOUNT  CAPITAL     DEFICIT         TOTAL
                     ---------  ------  ----------  -----------   ---------
BALANCE
   AUGUST 31, 1988  13,775,000  13,775  $1,997,704  ($1,265,542)  $ 745,937
   NET LOSS         __________  ______   _________      (58,723)    (58,723)
BALANCE
   AUGUST 31, 1989  13,775,000  13,775  $1,997,704  ($1,324,265)  $ 687,214
   NET LOSS         __________  ______  __________      166,102_   (166,102)
BALANCE
   AUGUST 31, 1990  13,775,000  13,775  $1,997,704  ($1,490,367)  $ 521,112
   ADJUSTMENT FOR
   ROUNDING OFF                                               3           3
   NET LOSS         __________  ______  __________     (370,362)   (370,962)
BALANCE
   AUGUST 31, 1991  13,775,000  13,775  $1,997,704  ($1,860,726)   $150,753
   NET LOSS         __________  ______  __________      (76,026)    (76,026)
BALANCE
   AUGUST 31, 1992  13,775,000  13,775  $1,997,704  ($1,936,752)   $ 74,727
   NET LOSS         __________  ______  __________     (138,553)   (138,553)
BALANCE
   AUGUST 31, 1993  13,775,000  13,775  $1,997,704  ($2,075,305)   ($63,826)
   NET LOSS         __________  ______  __________      (17,174)    (17,174)
BALANCE
   AUGUST 31, 1994  13,775,000  13,775  $1,997,704  ($2,092,479)   ($81,000)
   NET LOSS         __________  ______  __________      (17,735)    (17,735)
BALANCE
   AUGUST 31, 1995  13,775,000  13,775  $1,997,704  ($2,110,214)   ($98,735)
   NET LOSS         __________  ______  __________      (12,709)    (12,709)
BALANCE
   AUGUST 31, 1996  13,775,000  13,775  $1,997,704  ($2,122,923)  ($111,444)
   NET LOSS         __________  ______  __________      (12,111)    (12,111)
BALANCE
   AUGUST 31, 1997  13,775,000  13,775  $1,997,704  ($2,135,034)  ($123,555)
   NET LOSS         __________  ______  __________      (10,735)    (10,735)
BALANCE
   AUGUST 31, 1998  13,775,000  13,775  $1,997,704  ($2,145,769)  ($134,290)
   NET LOSS         __________  ______  __________      (14,400)    (14,400)
BALANCE
   AUGUST 31, 1999  13,775,000  13,775  $1,997,704  ($2,160,169)  ($148,690)
   NET LOSS         __________  ______  __________      (15,477)    (15,477)
BALANCE
1024   AUGUST 31, 2000  13,775,000  13,775  $1,997,704  ($2,175,646)  ($164,167)
   NET LOSS                                             (15,747     (15,747
            13,775,000  13,775  $1,997,704  ($2,191,393)  ($179,914)
                    ==========  ======  ==========  ============  ==========


The accompanying notes are an integral part of these financial statements.






ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2000 AND 2001

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

The Company is currently developing a new line of cosmetic and skin care products and exploring the possibility of marketing and distributing its products on the internet. (see subsequent events and Form 8-K filed with the Securities and Exchange Commission on November 30, 2001).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Fiscal Year

The Company's fiscal year end is August 31.

(b)	Revenue Recognition

Generally, revenues are recorded when goods have been shipped. Returns of damaged or defective merchandise are recorded when received.

(c)	Inventory

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(d)	Income Taxes

The Company has no Federal income tax liability.
The Company plans to carry forward their losses from previous years.

(e)	Fixed Assets

Fixed assets are recorded at cost. Depreciation is provided on the straight line basis on an estimated
ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2000 AND 2001

useful life of five years.
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

Currently Allure Cosmetics, Ltd. is not doing any business and it is the intention of management to try to reorganize, at this time it is the intention of management to explore the possibility of reorganization without the use of the protection afforded under bankruptcy laws, however it does not rule out the possibility should it chose to do so.

The Company is currently developing a new line of cosmetic and ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENT
YEARS ENDED AUGUST 31, 2000 AND 2001

skin care products and exploring the possibility of marketing and distributing its products on the internet. (see subsequent events and Form 8-K filed with the SECURITIES AND EXCHANGE
COMMISSION on November 30, 2001).

5.	PREPAID EXPENSES

Prepaid expenses consisted of:

      August 31, 1999   August 31, 2000   August 31, 2001

              $     0           $     0           $     0
              -------           -------           -------

6.	EXECUTIVE COMPENSATION

The Company has retained Mr. Pietro Gattini as the Company's President, Chairman and Chief Executive Officer and is currently the only Director, Officer and Employee. Compensation to be paid by the Company is $5,000 per month in addition to the use of the Company`s Automobile. Mr. Gattini was also granted an option to purchase 7,000,000 shares of Allure Cosmetics, Ltd. common stock for $14,000. The option was exercised on July 14, 1988.

The Company on June 1, 1993 changed the compensation of Pietro
Gattini to $1,000 per month.

7.	PLANT AND EQUIPMENT

None.

8.	COMMITMENTS AND LEASES

The Company shares approximately 70 square feet of office space with The Gattini Corporation in L.I.C., New York. This facility serves as the company's principal executive and administrative office. Rental for the facility is approximately $2,400 per annum payable in equal monthly installments.








ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2000 AND 2001

9.	ACCRUED EXPENSES

Accrued expenses consists of the following:


                         August 31, 2000     August 31, 2001

Payroll Tax                    $ 21,162            $ 21,162
SEC Filing Fees                   1,500               1,500
Compensation Payable
           P. Gattini            87,000              99,000
Rent Payable-Gattini Corp.       24,600              27,000
Loan Pay to P. Gattini            4,317               4,317
Loan Pay to Gattini Corp.        15,177              17,634
                               $153,756            $170,613
                               ========            ========

10. DESCRIPTION OF FACTORS AFFECTING CONTINUED EXISTENCE OF
 THE COMPANY

During the last three years the Company has sustained substantial operating losses. These losses have caused a drain on cash. This indicates that the Company may be unable to continue in existence. To date all of the Companys' obligations have been met by loans made to the Company by the Gattini
Corporation and its President Pietro Gattini.

Since the outcome of this uncertainty cannot presently be reasonably estimated, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Subsequent Events

On November 30, 2001 the Company filed with the Securities and Exchange Commission Form 8-K stating that it has developed a new line of cosmetics and related products to be sold over the internet through the company's web site www.allurecosmetics.com. The Company's products will include but are not limited to Anti-Aging, Bath and Body, Hair Care, Makeup, Weight Loss, Natural Healing and Vitamins. The Company's web site should be completed and operational in December 2001.


ALLURE COSMETICS, LTD.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2000 AND 2001

Allure Cosmetics, Ltd.
Supplementary Income Statement Information

Item

Charged to Costs and Expenses
Year Ended August 31,

                            1998     1999     2000     2001

Rent                       2,400    2,400    2,400    2,400
Bank Charges                   0        0        0      195
Telephone                      0        0    1,077    1,152
Professional Fees              0        0        0        0
P. Gattini Compensation   12,000   12,000   12,000   12,000