Form 10-Q
period 2001-11-30
ALLURE COSMETICS LTD
filed 2002-01-22
CIK 789932

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: November 30, 2001

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

Common Stock, $.001 Par Value 13,775,000 shares as of November
30, 2001.






INDEX
ALLURE COSMETICS, LTD.


PART I	FINANCIAL INFORMATION

Item 1.	Financial Statement (Unaudited)

Balance Sheets-August 31, 2001 and November 30, 2001.

Statements of Changes In Financial Position-Three months ended November 30, 2000 and 2001.

Statements of Income-Three months ended November 30, 2000 and 2001.

	Notes To Financial Statements-November 30, 2001.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of operations.

Item 3.	Quantitative and Qualitative Disclosures About
      	Market Risk.


Part II 	OTHER INFORMATION


Item 1. 	Legal Proceedings.


Item 2. 	Changes in Securities and Use of Proceeds.


Item 3.	Defaults Upon Senior Securities.


Item 4.	Submission of Matters to a Vote of Security Holders.


Item 5. 	Other Information


Item 6. 	Exhibits and Reports on Form 8-K ( 249.308 of this
          Chapter).





PART I


FINANCIAL INFORMATION





Item 1. Financial Statements.








































  ALLURE COSMETICS, LTD.
COMPARATIVE BALANCE SHEETS
        ASSETS


					AT                  AT
				    AUGUST 31,2001    NOVEMBER 30, 2001
		                (UNAUDITED)        (UNAUDITED)

CURRENT ASSETS:
      CASH                     $    0              $  500
	 INVENTORIES               1,110               2,207
                               ------              ------
      TOTAL CURRENT ASSETS	  1,110               2,707


PROPERTY PLANT AND EQUIPMENT:
   AUTOMOTIVE EQUIPMENT	           0                   0
                               ------              ------
                                    0                   0
   LESS ALLOWANCE FOR
   DEPRECIATION          	      0                   0
                               ------              ------
   NET PROPERTY PLANT AND
   EQUIPMENT                        0                   0
                               ------              ------

OTHER ASSETS:
   INVESTMENT-GATTINI CORP.       700                 700
                               ------              ------
     TOTAL OTHER ASSETS           700                 700
                               ------              ------
                               $1,810              $3,407
                               ======              ======


See notes to financial statements.
The balance sheet at August 31, 2001 has been derived from the unaudited financial statements at that date.
















     ALLURE COSMETICS, LTD.
   COMPARATIVE BALANCE SHEET
LIABILITIES AND STOCKHOLDERS' EQUITY


					          AT		        AT
				         AUGUST 31,2001  NOVEMBER 30,2001
				           (UNAUDITED)       (UNAUDITED)

CURRENT LIABILITIES
   ACCOUNTS PAYABLE               $139,958          $142,383
   ACCRUED LIABILITIES              20,604            23,573
   TAXES OTHER THAN INCOME TAX      21,162            21,164
                                  --------          --------
	TOTAL CURRENT LIABILITIES     181,724           187,120
                                  --------          --------

	TOTAL LIABILITIES             181,724           187,120


STOCKHOLDERS EQUITY (DEFICIT)
   COMMON STOCK, $.001 PAR VALUE
   20,000,000 SHARES AUTHORIZED;
   13,775,000 SHARES ISSUED AND
   OUTSTANDING.                     13,775            13,775

   ADDITIONAL PAID IN CAPITAL    1,997,704         1,997,704
   ACCUMULATED DEFICIT          (2,191,393)       (2,195,192)
                                ----------        ----------
   TOTAL STOCKHOLDERS' EQUITY     (179,914)         (183,713)
                                ----------        ----------
                                    $1,810            $3,407
                                ==========        ==========


See notes to financial statements.

The balance sheet at August 31, 2001 has been derived from the unaudited financial statements at that date.












ALLURE COSMETICS, LTD.
 STATEMENT OF INCOME

                                      THREE MONTHS ENDED
                                          NOVEMBER 30
                                       2000         2001
                                   (UNAUDITED)  (UNAUDITED)

NET SALES
  CUSTOMERS                          $   0          $   0
  MAKE-UP CENTER OF 55th ST. LTD.        0              0
                                         0              0
COST OF SALES
  CUSTOMERS                              0              0
  MAKE-UP CENTER OF 55th ST. LTD.        0              0
0	  0
                                     _____          _____

GROSS PROFIT                             0              0

OPERATING EXPENSES
    SELLING                              0              0
    ADMINISTRATIVE                   3,880          3,799

	TOTAL OPERATING EXPENSES        3,880          3,799

OPERATING PROFIT (LOSS)             (3,880)        (3,799)

OTHER INCOME (EXPENSE)
     INTEREST INCOME                     0              0
     INTEREST EXPENSE                    0              0

TOTAL OTHER INCOME (EXPENSE)             0              0

NET INCOME (LOSS)                  ($3,880)       ($3,799)
                                 ==========    ==========
NET INCOME (LOSS) PER SHARE        ($.0003)       ($.0003)
                                 ==========    ==========
WEIGHED AVERAGE NUMBER OF
    SHARES OUTSTANDING           13,775,000    13,775,000
                                 ==========    ==========

See notes to financial statement.




     ALLURE COSMETICS, LTD.
STATEMENT OF CHANGES IN FINANCIAL POSITION


                                       THREE MONTHS ENDED
                                           NOVEMBER 30
  2000       2001
                                    (UNAUDITED) (UNAUDITED)

WORKING CAPITAL PROVIDED FROM:
    NET INCOME (LOSS)                   ($3,880)   ($3,799)
    ITEMS NOT REQUIRING THE USE OF
       WORKING CAPITAL:
       DEPRECIATION AND AMORTIZATION          0_    _    0_

TOTAL WORKING CAPITAL PROVIDED           (3,880)    (3,799)

INCREASE (DECREASE) IN WORKING CAPITAL  ($3,880)   ($3,799)
                                        ========   ========

CHANGES IN WORKING CAPITAL ITEMS:
   INCREASE (DECREASE) IN CURRENT ASSETS:
          CASH                            $   0     $  500
          INVENTORIES                         0      1,097
                                        --------    ------
                                              0      1,597
(INCREASE) DECREASE IN
CURRENT LIABILITIES:
    ACCOUNTS PAYABLE                     (3,600)    (3,658)
    LOAN PAYABLE TO OFFICER P GATTINI         0       (500)
    LOAN PAYABLE TO GATTINI CORP.          (280)    (1,238)
                                        --------    -------
INCREASE (DECREASE) IN WORKING CAPITAL  ($3,880)   ($3,799)
                                        ========   ========

See notes to financial statement.













ALLURE COSMETICS, LTD.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOVEMBER 30, 2001

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 31, 2001.

























Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations.

Currently Allure Cosmetics, Ltd. is in the process of reorganizing and has also developed a new line of cosmetics and related products to be sold over the Internet through the Company's web site www.allurecosmetics.com. The Company's products will include but are not limited to Anti-Aging, Bath & Body, Hair Care, Makeup, Weight Loss, Natural Healing and Vitamins.
The Company's web site although not complete it became operational in December 2001. It is the intention of management to try to introduce and sell all of its current and future developed products through the Company's web site www.allurecosmetics.com.

Currently the Company's financial resources have been provided through loan by the President Pietro Gattini and Gattini Corporation. Pietro Gattini is the President and shareholder of the Gattini Corporation. The Company's survival is solely dependent on the continuation of the loans received from the President Pietro Gattini. There is no guarantee or agreement between the President and the Company that these loans will continue and that they may be terminated at any time. It is the intention of management to explore the possibility of raising capital through the financial markets. At this time the Company has not had any discussions with any institutions as to the type of financing that may or may not be available to the Company.

The Company had zero sales in the first quarter of fiscal 2001 the same as the same quarter of fiscal 2000.

The ratio of current assets to current liabilities was 0.00 at the end of the first quarter of fiscal 2001 as compared to 0.00 the same period of 2000.

The Company had a working capital deficit of $184,413 at November 30, 2001 as compared to a working capital deficit of $168,747 at November 30, 2000; the working capital deficit is mainly attributed to the operating losses.

Item 3.	Quantitative and Qualitative Disclosures About
      	Market Risk.

None.

Forward-Looking Statements.

The statements contained in this report on Form 10-Q that are not historical fact are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, continued compliance with government regulations, customer demand, management of growth, intensity of competition from other cosmetic product vendors, timing and acceptance of new product introductions, general economic conditions and regulatory changes. As well as other relevant risks detailed in the Company's filings with the Securities Exchange Commission, including its Annual Report on Form 10-K for the period ended August 31, 2001, and the Form 8-K filed with the Securities and Exchange Commission on November 30, 2001, and the information set forth herein should be read in light of such risks.




PART II

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K ( 249.308 of this
	   chapter

Form 8-K Filed with the Securities and Exchange Commission on
November 30, 2001









SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		            ALLURE COSMETICS, LTD.
  (Registrant)

Date: January 18, 2002	By: /S/ Pietro Gattini
                             Pietro Gattini, President and
                             Chief Executive Officer